Form 10QSB
period 1996-06-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1996-08-14
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

        [ ]      TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-28390

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
             (Exact name of registrant as specified in its Charter)

        Pennsylvania                                          23-2795795
  (State of incorporation                                  (I.R.S. Employer
      or organization)                                  Identification Number)


                    777 East Park Drive, Harrisburg, PA 17111
                    (Address of Principal Executive Offices)

               Registrant's Telephone Number, including area code:
                                 (800) 671-7747

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                              Yes         No   X ,
                                                 --------   --------
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,086 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                              (as of July 31, 1996)

                 Transitional Small Business Disclosure Format:
                                Yes    X   No
                                   -------   --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                  (Unaudited)              (Restated)
                                                                                   June 30,               December 31,
Assets                                                                               1996                     1995
                                                                              --------------------     -------------------
Current Assets:
      Cash and Cash Equivalents                                               $        19,184,364      $       18,142,948
      Due From Related Entity                                                              18,531                  18,531
      Accrued Interest Income                                                              82,776                  76,571
      Prepaid Insurance                                                                        -                   30,147
      Accrued Income Taxes Receivable                                                      99,529                      -
                                                                              --------------------     -------------------

            Total Current Assets                                                       19,385,200              18,268,197

Deferred Offering Costs                                                                        -                   227,341
Deferred Income Tax Benefit                                                                66,471                  28,571
                                                                             ---------------------    --------------------

            Total Assets                                                               19,451,671              18,524,109
                                                                             =====================    ====================

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
      Accounts Payable - Management Company                                                58,648                  78,130
      Accounts Payable - Other                                                            215,142                  56,272
      Accrued Income Taxes Payable                                                             -                   28,571
      Other Taxes Payable                                                                   1,775                  44,966
                                                                              --------------------     -------------------

            Total Current Liabilities                                                     275,565                 207,939
                                                                              --------------------     -------------------

Stockholders' Equity
Class A Common Voting Stock ($.01 Par Value; 40,000 Shares
     authorized; 4,086 and 3,613 shares issued in 1996 and 1995
     respectively)                                                                             41                      36
Class B Common Non-Voting Stock ($.01 Par Value; 100,000
     shares authorized; 1,074 and 918 shares issued in 1996 and
    1995 respectively)                                                                         11                       9
Class C Common Voting Stock ($.01 Par Value; 100 Shares
      authorized; 0 shares issued)                                                              -                       -
Class D Common Non-Voting Stock ($.01 Par Value; 1,000,000
      shares authorized; 0 shares issued)                                                       -                       -
Additional Paid In Capital - Class A Common Stock                                      20,202,304              18,064,964
Additional Paid In Capital - Class B Common Stock                                       1,013,473                 917,991
Deficit Accumulated During the Development Stages                                      (2,039,723)               (666,830)
                                                                              --------------------     -------------------

      Total Stockholders' Equity                                                       19,176,106              18,316,170
                                                                              --------------------     -------------------

      Total Liabilities and Stockholders' Equity                               $       19,451,671       $      18,524,109
                                                                              ====================     ===================

The accompanying notes are an integral part of these financial statements.

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                (Unaudited)                        (Unaudited)                (Unaudited)
                                             Three Months Ended                 Six Months Ended            Cumulative From
                                                                                                           February 15, 1995
                                                                                                                (date of
                                                                                                               inception)
                                                  June 30,                          June 30,                  Inception to
 Revenues:                                  1996            1995              1996           1995           June 30, 1996
                                       --------------- ---------------    -------------- -------------    -------------------
      Contribution from Non-Profit
          Corporation                   $        -     $       15,881     $        -     $     15,881     $            34,412
      Interest Income                         252,018            -             483,591           -                    649,636
                                       --------------- ---------------    -------------- -------------    -------------------

Total Revenue                                 252,018          15,881          483,591         15,881                 684,048
                                       --------------- ---------------    -------------- -------------    -------------------

Expenses:
      Legal Fees & Related Expenses           133,425          18,340          192,194         75,590                 306,932
      Management Consulting                   165,000          75,264          221,035         98,200                 555,586
      Other Consulting                        667,580          38,775        1,131,582         38,775               1,209,025
      Administrative Expenses                  59,621          43,967          117,926         75,636                 426,655
      Accounting                               24,970          10,000           25,715         10,000                  36,135
      Payroll & Related Expenses                9,133            -              15,032           -                     46,600
      Interest Expense                           -              4,501             -             4,501                  49,838
      Other Taxes                              48,000            -              53,000           -                     93,000
                                        -------------- ---------------    ------------- --------------    --------------------
Total Expenses                              1,107,729         190,847        1,856,484        302,702               2,723,771
                                       --------------- ---------------    -------------- -------------    -------------------
Loss Before Income Taxes                     (855,711)       (174,966)      (1,372,893)      (286,821)             (2,039,723)
                                       --------------- ---------------    -------------- -------------    -------------------

Income Taxes:
      Current Tax Expense                       9,450            -              37,900           -                     66,471
      Deferred Tax Benefit                     (9,450)           -             (37,900)          -                    (66,471)

Net Loss                               $     (855,711)  $    (174,966)     $(1,372,893)  $   (286,821)     $       (2,039,723)
                                       =============== ===============    ============== =============    ====================

Weighted  Average  Loss per Common Share
(Based on weighted  average  shares of
5,160 and 0 as of three months ended
June 30, 1996 and 1995 respectively,
5,007 and 0 as of six months ended
June 30, 1996 and 1995 respectively,
and cumulative weighted average shares
of 2,420)                              $      (165.84)           -         $   (274.19)          -         $         (842.86)



The accompanying notes are an integral part of these financial statements.


                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                  Statements of Changes In Stockholders' Equity
                     Six-Months Ended June 30, 1996 and 1995

                                                                                                             (Deficit)
                                                                                                            Accumulated
                                                                                                               During
                                        Common Stock                    Additional Paid in Capital        The Development
                           Class A   Class B   Class C    Class D      Class A     Class B     Class C          Stage        Total
                          --------- --------- --------- ----------- ------------ ----------- ---------- ----------------- ---------
Balance, February 15,     $  -     $   -      $  -      $   -       $    -       $   -       $   -      $      -          $    -
1995 (date of inception)

Net loss                     -         -         -          -            -           -           -             (286,821)   (286,821)

Issuance in June 1995        -         -           1        -            -           -           2,499         -              2,500
of 25 Shares of Class C
Common Stock
                          --------- --------- --------- ----------- ------------ ----------- ---------- ----------------- ----------

Balance, June 30, 1995       -         -                    -            -           -          2,499          (286,821)   (284,321)
                          ========= ========= ========= =========== ============ =========== ========== ================= ==========

Redemption in December       -         -           (1)      -            -           -         (2,499)         -             (2,500)
1995 of 25 shares of
Class C Common Stock
and Liquidation of
Subordinated Notes
Payable

Issuance in December             1     -         -          -           124,499      -           -             -            125,000
1995 of 25 Shares of
Class A Common Stock

Issuance in December            35     -         -          -        17,939,965      -           -             -         17,940,000
1995 of 3,588 Shares of
Class A Common Stock

Issuance in December         -             9                                        917,991                                 918,000
1995 of 918 Shares of
Class B Common Stock

Net loss                     -         -                                                                       (380,009)   (380,009)
                          --------- --------- --------- ----------- ------------ ----------- ---------- ----------------- ----------

Balance, December 31, 1995      36         9                         18,064,964     917,991                    (666,830) 18,316,170
                          ========= ========= ========= =========== ============ =========== ========== ================ ==========

Issuance in                      5     -         -          -         2,364,995      -           -             -          2,365,000
January-March 1996 of
473 Additional Shares
of Class A Common Stock

Issuance in                  -             2     -          -            -          155,998      -             -            156,000
January-March 1996 of
156 Additional Shares
of Class B Common Stock

Charge-off of Deferred       -         -         -          -         (227,655)    (60,516)      -             -           (288,171)
Offering Costs - March
1, 1996

Net loss                     -         -         -          -            -           -           -           (1,372,893) (1,372,893)
                          --------- --------- --------- ----------- ------------ ----------- ---------- ---------------- ----------

Balance, June 30, 1996    $     41  $     11  $    -    $     -     $20,202,304  $1,013,473  $     -   $     (2,039,723)$19,176,106
                          ========= ========= ========= =========== ============ =========== ========== ================ ===========

The accompanying notes are an integral part of these financial statements.

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                              (Unaudited)                      (Unaudited)
                                                                          Three Months Ended                 Cumulative From
                                                                               June 30,                        Inception to
                                                                         1996             1995                June 30, 1996
                                                                    ---------------- ---------------      -----------------------
Cash Flows From Operating Activities:
     Net Loss                                                       $     (855,711)  $    (174,966)       $          (2,039,723)
     Adjustments to reconcile net loss to net cash (used)
      in operating activities:
     (Increase) in Due From Related Entity                                    -               -                         (18,531)
     (Increase) in Accrued Interest Income                                  (1,623)           -                         (82,776)
     (Increase) Decrease in Prepaid Insurance                               15,100         (59,682)                        -
     (Increase) in Income Taxes Receivable                                 (99,529)           -                         (99,529)
     (Increase) in Deferred Income Tax Benefit                              (9,450)           -                         (66,471)
     Increase (Decrease) in Accounts Payable - Mgmt. Co.                     3,648         (26,103)                      58,648
     Increase in Accounts Payable - Other                                 (189,934)        (16,953)                     215,142
     (Decrease) in Accrued Income Taxes Payable                            (57,021)          4,501                         -
     Increase (Decrease) in Other Taxes Payable                            (45,000)           -                           1,775
                                                                    ---------------- ---------------      -----------------------
Net Cash (Used) In Operating Activities                                 (1,239,520)       (273,203)                  (2,031,465)
                                                                    ---------------- ---------------      -----------------------
Cash Flows From Investing Activities:                                                         -                            -
                                                                    ---------------- ---------------      -----------------------

Cash Flows From Financing Activities:
     Receipt of Director Cash Advances                                        -               -                         123,000
     Return of Director Cash Advances                                         -           (123,000)                    (123,000)
     Borrowings Under Line-of-Credit                                          -            392,500                         -
     Proceeds from Issuance of Subordinated Notes Payable                     -            122,500                         -
     Proceeds from Issuance of Class C Common Stock                           -              2,500                         -
     Proceeds from Issuance of Class A Common Stock                           -               -                      20,202,345
     Proceeds from Issuance of Class B Common Stock                           -               -                       1,013,484
     Deferred Offering Costs                                                  -            (87,163)                        -
                                                                    ---------------- ---------------      -----------------------
Net Cash Flows Provided from Financing Activities                             -            307,337                   21,215,829
                                                                    ---------------- ---------------      -----------------------
Net Cash Increase (Decrease) in Cash and Cash Equivalents               (1,239,520)         34,134                   19,184,364
Cash and Cash Equivalents:
     Beginning                                                          20,423,884         119,729                         -
                                                                    ---------------- ---------------      -----------------------
Ending                                                              $   19,184,364   $     153,863        $          19,184,364
                                                                    ================ ===============      =======================
Supplemental Disclosures:
     Interest Paid                                                  $        -       $      _             $              49,838
     Income Taxes Paid                                              $      166,000   $      _             $             166,000

Supplemental Schedule Of Non-Cash Investing And Financing
Activities:
     25 Shares of Class C - Common Stock for a total of $2,500, together with each of 25 Subordinated Notes Payable for a total of $122,500 were redeemed in exchange for 25 shares of Class A - Common Stock in December, 1995



The accompanying notes are an integral part of these financial statements.

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note A -          Development Stage Operations:

                  Pennsylvania Physician Healthcare Plan, Inc. (the "Corporation") was formed as a Pennsylvania for-profit corporation in February 1995, under the direction of private practicing physicians to develop a statewide physician owned and controlled managed care organization. The Corporation is in its developmental stage, and its activities have consisted primarily of raising capital through a public stock offering, obtaining the necessary license to operate as a managed care organization and developing a business plan.

                  The Corporation has adopted a fiscal year end of December 31.

Note B -          Summary of Significant Accounting Policies:

                  Unaudited Financial Statements
                  The unaudited financial statements should be read in conjunction with the audited financial statements as of December 31, 1995 and reflect, in the opinion of management, all adjustments necessary to fairly state the results of operations for such periods.

                  The results of operations for the three and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations expected for the full year.

                  The notes to the financial statements are condensed and may not include all information that is required to be disclosed by generally accepted accounting principles.

                  Deferred Offering Costs
                  Through December 31, 1995, the Corporation deferred certain direct costs of $227,341 incurred in connection with its stock offering. As of March 1, 1996, the Corporation had deferred an additional $60,830 of similar costs. On March 1, 1996, upon completion of the initial stock offering, the Corporation accordingly charged $288,171 of deferred offering costs to additional paid-in capital as a direct deduction of the proceeds of such offerings.

Notes To Financial Statements

                  Income Taxes
                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  Earning Per Common Share
                  Earnings per common share have been computed based upon the weighted average number of common shares outstanding.

                  Cash and Cash Equivalents
                  Cash and cash equivalents  consist of funds held at depository
                  institutions  and  a  U.S.   Treasury   Securities  Fund  with
                  maturities of three months or less.

Note C -          Restrictions on Cash:
                  Included in cash and cash equivalents are $19,184,364 of proceeds of the Corporation's 1995-1996 public offering of shares, which are to be used for various expenses of establishing a managed care business, as specified in the prospectus for the offering. Approximately $9,691,000 of these proceeds may be used only after licensure of the managed care business is attained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

Note D -          Management Agreement:

                  The Corporation has retained Infinity Management Services, Inc. ("Infinity"), a wholly owned subsidiary of the Pennsylvania Medical Society Liability Insurance Company, to manage the Corporation.

Notes To Financial Statements

                  Infinity has incurred $337,400 and $129,081 of various costs on behalf of the Corporation as of June 30, 1996 and 1995 respectively, as follows:

                                                     1996         1995
                                                     ----         ----

                  Management Fees                  $321,035      $98,200
                  Reimbursable Business Expenses     16,365       30,881
                                                     ------      -------

                                     Total         $337,400     $129,081
                                                    =======      =======

                  Accounts   payable  to  Infinity  for   management   fees  and
                  reimbursable business expenses totaled $58,648 as of June 30, 1996.

Note E -          Income Taxes:

                  For federal and state income tax purposes, certain expenses incurred by a corporation in its development stage are not currently deductible as business expenses. Instead, these expenses accumulate until the corporation is actively in business, at which time the expenses are deductible over a period of five years. For the period February 15, 1995 (Date of Inception) to June 30, 1996, the Corporation incurred expenses totaling $2,267,331 that will, for federal and state income tax purposes, be deferred until future years. In order to recognize the income tax benefit of deducting these expenses in the future, the Corporation has recorded a deferred income tax benefit totaling $920,536, which was reduced by a valuation allowance of $854,065. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of management's judgment about the Corporation's ability to realize the deferred income tax benefit (See Note J).

                  The Corporation has, for the six month period ended June 30, 1996, earned interest totaling $483,591 that is currently taxable for federal income tax purposes. This interest income, less deductible expenses, yields a federal taxable income for the period of $111,401. Income taxes currently receivable total $99,529.

                  The Corporation incurred a net operating loss for state income tax purposes of $372,190, which will be available to offset taxable income through December 31, 1998.

Notes To Financial Statements

Note F -          Restatement:

                  The December 31, 1995 financial statements and notes thereto have been restated to give effect to a change in management's judgment as to the realizability of a deferred income tax benefit arising from deferring recognition of certain expenses incurred in the Corporation's development stage for income tax purposes (See Note E). Management had previously believed that it was more likely than not the Corporation would generate sufficient taxable income in future years to utilize expenses totaling $783,037 not currently deductible for income tax purposes. Accordingly, a valuation allowance against the deferred income tax benefit was not recorded.

                  Management believes that their original judgment as to realizability did not appropriately reflect the then existing facts and circumstances. Management therefore believes that restating the financial statements for the period February 15, 1995 (Date of Inception) to December 31, 1995 is appropriate.

                  The effect of the restatement was to reduce the deferred income tax benefit on the balance sheet by $293,338 and to reduce the deferred income tax benefit provision on the statement of operations by the same amount. The effect of the restatement was to change the net loss for the period February 15, 1995 (Date of Inception) to December 31, 1995, from ($373,492) to ($666,830), and change the weighted average loss per common share from ($384.25) to ($684.04).

Item 2.  Management's Discussion and Analysis on Plan of Operation.

                  There have been no material changes in Registrant's plan of operations as set forth in form 10-SB, effective June 20, 1996


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3(ii) Bylaws as amended July 13, 1996

                  27    Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                           Pennsylvania Physician Healthcare
                                           Plan, Inc.
                                           (Registrant)

Date:      8/14/96                     By: /s/  Gary C. Brown
         ---------------------------       --------------------------------
                                           Gary C. Brown M.D., President



Date:      8/14/96                     By: /s/  Richard J. Minehart
         ---------------------------       --------------------------------
                                           Richard J. Minehart, M.D., Treasurer