Form 10-Q
period 1996-09-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1996-11-12
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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


                    651 East Park Drive, Harrisburg, PA 17111
                    (Address of Principal Executive Offices)

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

                               Yes  X     No
                                  -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,086 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                            (as of October 31, 1996)

                 Transitional Small Business Disclosure Format:

                               Yes  X     No
                                  -----     -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                                  (Unaudited)              (Restated)
                                                                                 September 30,            December 31,
Assets                                                                               1996                     1995
                                                                              --------------------     -------------------
Current Assets:
      Cash and Cash Equivalents                                               $        18,208,824      $       18,142,948
      Due From Related Entity                                                                   -                  18,531
      Accrued Interest Income                                                              78,049                  76,571
      Prepaid Expense                                                                      52,548                  30,147
      Accrued Income Taxes Receivable                                                     146,029                       -
                                                                              --------------------     -------------------

            Total Current Assets                                                       18,485,450              18,268,197

Equipment                                                                                  66,461                       -
Deferred Offering Costs                                                                         -                 227,341
Deferred Income Tax Benefit                                                                19,971                  28,571
                                                                             ---------------------    --------------------

            Total Assets                                                               18,571,882              18,524,109
                                                                              ====================     ===================

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities:
      Accounts Payable                                                                    208,964                 134,402
      Accrued Income Taxes Payable                                                              -                  28,571
      Other Taxes Payable                                                                       -                  44,966
                                                                              --------------------     -------------------

            Total Current Liabilities                                                     208,964                 207,939
                                                                              --------------------     -------------------

Stockholders' Equity
Class A Common Voting Stock ($.01 Par Value; 40,000 Shares                                     41
     authorized; 4,086 and 3,613 shares issued in 1996 and 1995                                                        36
     respectively)
Class B Common Non-Voting Stock ($.01 Par Value; 100,000                                       11
     shares authorized; 1,074 and 918 shares issued in 1996 and                                                         9
    1995 respectively)
Class C Common Voting Stock ($.01 Par Value; 100 Shares                                         -                       -
      authorized; 0 shares issued)
Class D Common Non-Voting Stock ($.01 Par Value; 1,000,000                                      -                       -
      shares authorized; 0 shares issued)
Additional Paid In Capital - Class A Common Stock                                      20,202,304              18,064,964
Additional Paid In Capital - Class B Common Stock                                       1,013,473                 917,991
Deficit Accumulated During the Development Stages                                      (2,852,911)               (666,830)
                                                                              --------------------     -------------------

      Total Stockholders' Equity                                                       18,362,918              18,316,170
                                                                              --------------------     -------------------

      Total Liabilities and Stockholders' Equity                              $        18,571,882      $       18,524,109
                                                                              ====================     ===================

The accompanying notes are an integral part of these financial statements.

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                 (Unaudited)                       (Unaudited)                (Unaudited)
                                                                                            Period         Cumulative From
                                                                                          February 15,    February 15, 1995
                                                                           Nine Months   1995 (date of   (date of inception)
                                             Three Months Ended               Ended      inception) to           to
                                                September 30,              September 30,  September 30,       September 30,
Revenues:                                   1996            1995               1996          1995                1996
                                       --------------- ----------------    ------------- -------------    -------------------
      Contribution from Non-Profit
          Corporation                   $           -  $             -     $          -  $     15,881     $           34,412
      Interest Income                         244,208               84          727,799            84                893,844
                                       --------------- ---------------    -------------- -------------    -------------------

Total Revenue                                 244,208              84           727,799        15,965                928,256
                                       --------------- ---------------    -------------- -------------    -------------------

Expenses:
      Compensation & Related Expenses         161,827            7,361          176,859         7,361                208,427
      Interest Expense                              -           19,551                -        24,052                 49,838
      Marketing                                54,938                0           55,138             0                 55,138
      Management Consulting                   556,845           69,506        2,009,462       206,481              2,321,456
      Administrative Expenses                  85,507           63,207          228,948       148,843                548,097
      Legal Fees & Related Expenses            46,145           25,909          238,339       101,499                353,077
      Credentialing                           152,134                0          152,134             0                152,134
      Other Taxes                                   -                -           53,000             -                 93,000
                                        -------------- ----------------    ------------- -------------    -------------------

Total Expenses                              1,057,396          185,534        2,913,880       488,236              3,781,167
                                       --------------- ----------------    ------------- -------------    -------------------

Loss Before Income Taxes                     (813,188)        (185,450)      (2,186,081)     (472,271)            (2,852,911)
                                       --------------- ----------------    ------------- -------------    -------------------

Income Taxes:
      Current Tax Expense (Benefit)           (46,500)           7,945           (8,600)       20,235                 19,971
      Deferred Tax Benefit (Expense)           46,500           (7,945)           8,600       (20,235)               (19,971)

Net Loss                               $     (813,188) $      (185,450)     $(2,186,081)  $  (472,271)     $      (2,852,911)
                                       =============== ================    ============= =============    ===================

Weighted Average Loss per Common Share
(Based on weighted average shares of
5,160 and 0 as of three months ended
September 30, 1996 and 1995 respectively,
5,059 and 0 as of nine months ended
September 30, 1996 and 1995
respectively, and cumulative
weighted average shares of 2,853)      $      (157.59)               -     $   (432.12)             -     $         (999.97)

The accompanying notes are an integral part of these financial statements.

                                                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                                                          (A Development Stage Company)
                                                  Statements of Changes In Stockholders' Equity
                                                  Nine-Months Ended September 30, 1996 and 1995
                                                                                               (Deficit)
                                                                                              Accumulated
                                                                                                 During
                                  Common Stock              Additional Paid In Capital      The Development
                          Class A   Class B   Class C     Class A      Class B    Class C        Stage           Total
                          --------- --------- --------- ------------- ----------- --------- ----------------- -------------
Balance, February 15,     $      -  $      -  $     -    $        -   $        -  $      -    $         -     $         -
1995 (date of inception)

Issuance in June 1995            -         -        1             -            -     2,499               -           2,500
of 25 Shares of Class C
Common Stock

Redemption in December           -         -       (1)            -            -    (2,499)              -          (2,500)
1995 of 25 shares of
Class C Common Stock
and Liquidation of
Subordinated Notes
Payable

Issuance in December             1         -        -        124,999           -         -                -        125,000
1995 of 25 Shares of
Class A Common Stock

Issuance in December            35         -        -     17,939,965           -         -                -     17,940,000
1995 of 3,588 Shares of
Class A Common Stock

Issuance in December             -         9        -              -     917,991         -                -        918,000
1995 of 918 Shares of
Class B Common Stock

Net loss                         -         -        -              -           -         -         (666,830)      (666,830)
                          --------- --------- --------- ------------- ----------- --------- ----------------- -------------

Balance, December 31,           36         9              18,064,964     917,991                   (666,830)    18,316,170
1995
                          ========= ========= ========= ============= =========== ========= ================= =============

Issuance in                      5         -       -       2,364,995           -         -                -      2,365,000
January-March 1996 of
473 Additional Shares
of Class A Common Stock

Issuance in                      -         2       -               -     155,998         -                -        156,000
January-March 1996 of
156 Additional Shares
of Class B Common Stock

Charge-off of Deferred           -         -       -        (227,655)    (60,516)        -                -       (288,171)
Offering Costs - March
1, 1996

Net loss                         -         -       -               -           -         -       (2,186,081)    (2,186,081)

                          --------- --------- --------- ------------- ----------- --------- ----------------- -------------

Balance, September 30,    $     41  $     11  $    -   $ 20,202,304   $1,013,473  $      -   $   (2,852,911)  $ 18,362,918
1996
                          ========= ========= ========= ============= =========== ========= ================= =============

The accompanying notes are an integral part of these financial statements.

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 (Unaudited)                      (Unaudited)
                                                                           Nine          Period February
                                                                          Months        15, 1995 (date of
                                                                          Ended          inception) to           Cumulative From
                                                                       September 30,     September 30,            Inception to
                                                                           1996              1995             September 30, 1996
                                                                     ----------------    ---------------    ------------------------
Cash Flows From Operating Activities:
      Net Loss                                                       $       (2,186,081)  $   (472,271)    $        (2,852,911)
      Adjustments to reconcile net loss to net cash (used) in
      operating activities:
         Change in assets and liabilities:
            Due From Related Entity                                              18,531              -                       -
            Accrued Interest Income                                              (1,478)             -                 (78,049)
            Prepaid Expense                                                     (22,401)       (45,192)                (52,548)
            Income Taxes Receivable                                            (146,029)             -                (146,029)
            Deferred Income Tax Benefit                                           8,600        (20,235)                (19,971)
            Accounts Payable                                                     74,562         33,609                 208,965
            Accrued Income Taxes Payable                                        (28,571)        20,235                       -
            Other Taxes Payable                                                 (44,966)             -                       -
            Accrued Interest - Line of Credit                                         -         24,052                       -
                                                                       ----------------- --------------   ---------------------

Net Cash (Used) In Operating Activities                                      (2,327,833)      (459,802)             (2,940,543)
                                                                       ----------------- --------------   ---------------------

Cash Flows From Investing Activities:
      Purchase of Equipment                                                     (66,461)             -                 (66,461)
                                                                       ----------------- --------------   ---------------------

Net Cash (Used) In Investing Activities                                         (66,461)             -                 (66,461)
                                                                       ----------------- --------------   ----------------------

Cash Flows From Financing Activities:
      Receipt of Director Cash Advances                                               -        123,000                 123,000
      Return of Director Cash Advances                                                -       (123,000)               (123,000)
      Borrowings Under Line-of-Credit                                                 -        537,500                 717,500
      Payments Under Line-of-Credit                                                   -              -                (717,500)
      Subscription Funds Held in Escrow                                               -      2,198,582                       -
      Proceeds from Issuance of Subordinated Notes Payable                            -        122,500                 122,500
      Payment of Subordinated Notes Payable                                           -              -                (122,500)
      Proceeds from Issuance of Class C Common Stock                                  -          2,500                   2,500
      Redemption of Class C Common Stock                                              -              -                  (2,500)
      Proceeds from Issuance of Class A Common Stock                          2,365,000              -              20,202,345
      Proceeds from Issuance of Class B Common Stock                            156,000              -               1,013,483
      Deferred Offering Costs                                                   (60,830)      (168,013)                      -
                                                                       ----------------- --------------     -------------------

Net Cash Flows Provided from Financing Activities                             2,460,170      2,693,069              21,215,828
                                                                       ----------------- --------------     -------------------

Net Cash Increase (Decrease) in Cash and Cash Equivalents                        65,876      2,233,267              18,208,824
Cash and Cash Equivalents, Beginning                                         18,142,948              -                       -
                                                                       ----------------- --------------      ------------------

Cash and Cash Equivalents, Ending                                      $     18,208,824  $   2,233,267    $         18,208,824
                                                                      ================= ==============  ======================

Supplemental Disclosures:
      Interest Paid                                                    $              -   $          -    $             49,838
      Income Taxes Paid                                                $        166,000   $          -    $            166,000

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

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note A -          Development Stage Operations:

                  Pennsylvania Physician Healthcare Plan, Inc. (the "Corporation") was formed as a Pennsylvania for-profit corporation in February 1995, under the direction of private practicing physicians to develop a statewide physician owned and controlled managed care organization. The Corporation is in its developmental stage, and its activities have consisted primarily of raising capital through a public stock offering, obtaining the necessary licenses to operate as a managed care organization and developing a business plan.

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

                  The results of operations for the three and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations expected for the full year.

                  The notes to the financial statements are condensed and may not include all information that is required to be disclosed by generally accepted accounting principles.

                  Deferred Offering Costs
                  Through December 31, 1995, the Corporation deferred certain direct costs of $227,341 incurred in connection with its stock offering. As of March 1, 1996, the Corporation had deferred an additional $60,830 of similar costs. On March 1, 1996, upon completion of the initial stock offering, the Corporation accordingly charged $288,171 of deferred offering costs to additional paid-in capital as a direct deduction of the proceeds of such offering.

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

                  Earnings Per Common Share
                  Earnings per common share have been computed based upon the weighted average number of common shares outstanding.

                  Cash and Cash Equivalents
                  Cash and cash equivalents consist of funds held at depository institutions and a U.S. Treasury Securities Fund with maturities of three months or less.

Note C -          Restrictions on Cash:
                  Included in cash and cash equivalents are $18,208,824 of proceeds of the Corporation's 1995-1996 public offering of shares, which are to be used for various expenses of establishing a managed care business, as specified in the prospectus for the offering. Approximately $9,691,000 of these proceeds may be used only after licensure of the managed care business is attained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

Note D -          Management Agreement:

                  The Corporation has contracted with Infinity Management Services, Inc. ("Infinity"), a wholly owned subsidiary of the Pennsylvania Medical Society Liability Insurance Company, to provide various administrative services to the Corporation.

Notes To Financial Statements

                  Infinity has incurred $532,268 and $192,166 of various costs on behalf of the Corporation as of September 30, 1996 and 1995 respectively, as follows:

                                                           1996          1995
                                                           ----          ----

                      Management Fees                    $486,398      $152,338
                      Reimbursable Business Expenses       45,870        39,828
                                                         --------      --------

                                         Total           $532,268      $192,166

                  Accounts payable to Infinity for management fees and reimbursable business expenses totaled $137,825 as of September 30, 1996.

Note E - Income Taxes:

                  For federal and state income tax purposes, certain expenses incurred by a corporation in its development stage are not currently deductible as business expenses. Instead, these expenses accumulate until the corporation is actively in business, at which time the expenses are deductible over a period of five years. For the period February 15, 1995 (Date of Inception) to September 30, 1996, the Corporation incurred expenses totaling $2,939,695 that will, for federal and state income tax purposes, be deferred until future years. In order to recognize the income tax benefit of deducting these expenses in the future, the Corporation has recorded a deferred income tax benefit totaling $1,193,548, which was reduced by a valuation allowance of $1,173,577. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of management's judgment about the Corporation's ability to realize the deferred income tax benefit (See Note F).

                  The Corporation incurred a net operating loss for state income tax purposes of $756,983, which will be available to offset taxable income through December 31, 1998.

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

                  The effect of the restatement on the 1995 financial statements was to reduce the deferred income tax benefit on the balance sheet by $293,338 and to reduce the deferred income tax benefit provision on the statement of operations by the same amount. The effect of the restatement was to change the net loss for the period February 15, 1995 (Date of Inception) to December 31, 1995, from ($373,492) to ($666,830), and change the weighted average loss per common share from ($384.25) to ($684.04).

Item 2.  Management's Discussion and Analysis on Plan of Operation.

         There have been no material changes in Registrant's plan of operations as set forth in form 10-SB, effective June 20, 1996


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27  Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K was filed August 13, 1996 reporting item 4, Changes In Registrant's Certifying Accountants.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                            Pennsylvania Physician Healthcare
                                            Plan, Inc.
                                            (Registrant)

Date:                                       By:
     ----------------------------------        --------------------------------
                                               Richard A. Felice, President and
                                               Chief Executive Officer


Date:                                       By:
     ----------------------------------        --------------------------------
                                               T. Clark Phillip, Treasurer and
                                               Chief Financial Officer