Form 10KSB
period 1996-12-31
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1997-03-31
CIK 1013325

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    December 31, 1996
                           -------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                 -----------------      ----------------------
Commission File Number      0-28390
                        ---------------------

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
         Pennsylvania                                 23-2795795
-------------------------------          ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification number)
incorporation or organization)

  651 East Park Drive, Harrisburg, PA                    17111
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)
Issuer's telephone number      (800) 671-7747
                           ------------------------
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act:
                 Class A common stock, $.01 par value per share
                 ----------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of Form 10- KSB.
[   ]

State issuer's revenues for its most recent fiscal year.    $962,258
                                                          ------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. NO TRANSACTIONS WITHIN PAST 60 DAYS.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         4,087 shares of Class A common stock, $.01 par value per share
         1,074 shares of Class B common stock, $.01 par value per share
                             (as of March 11, 1997)

Transitional Small Business Disclosure Format (check one): Yes  X  No
                                                               ---    ---

                                     Part I

[Alternative 2 (Items 6-11 of Model B of Form 1-A)]

Item 6.  Description of Business
--------------------------------

         Pennsylvania Physician Healthcare Plan, Inc. was organized in February, 1995 by Pennsylvania practicing physicians to establish a physician-controlled managed care organization in Pennsylvania. (In this Item 6, "Registrant" refers to Pennsylvania Physician Healthcare Plan, Inc. and its wholly-owned subsidiaries.)

         Registrant is in the development phase, and has not yet begun its business or generated operating revenues.

         Registrant proposes to establish and operate a managed care organization that will offer prepaid health care plans eventually throughout Pennsylvania to employers and other group purchasers of health care plans such as unions, trusts, governments and trade associations, as well as to individuals. In the future, Registrant may also attempt to have its programs federally qualified to provide services under and receive payments from the federal Medicare and/or Medicaid Programs.

         Registrant is controlled by physicians, who elect the entire Board of Directors. All directors must be shareholders of the Registrant and Pennsylvania physicians, podiatrists or oral surgeons. The goal of registrant is to have the required policy decisions, including but not limited to quality assurance, cost containment, utilization, treatment policies and practice guidelines decided upon by the physician directors and committee members of Registrant. Registrant's directors believe that physician control of such policies will produce better quality care for subscribers and attract well-qualified physicians and other providers.

         On May 9, 1996 Registrant's subsidiary filed an application with the Pennsylvania Department of Health and Department of Insurance (the "Departments") for a license to operate a risk-assuming preferred provider organization ("PPO"). Registrant also completed an application for a health maintenance organization ("HMO") and that application was filed with the Departments on November 27, 1996. The PPO or HMO may not solicit subscribers until the applicable license is granted.

         The PPO and HMO applications propose that Registrant's subsidiaries operate initially in a contiguous 16 county area in Pennsylvania. This area includes the following counties:

                  Southcentral Pennsylvania
                  -------------------------

                           Franklin                  Lebanon
                           Adams                     Lancaster
                           Cumberland                Berks
                           Dauphin                   Schuylkill
                           York

                  Lehigh Valley
                  -------------

                           Lehigh                    Carbon
                           Northampton

                  Northeastern Pennsylvania
                  -------------------------

                           Lackawanna                Monroe
                           Luzerne                   Wyoming

         A PPO enters into agreements with health care providers to provide medical care services for its subscribers, who may be individuals or employer groups. A risk-assuming PPO may be responsible for all covered medical care for the subscriber in exchange for a fixed premium. Under Pennsylvania law the PPO may not place its providers at financial risk, such as through capitation payments (as discussed below in the case of an HMO). The provider contracts for a PPO are generally on a discounted fee for service basis. Generally, a PPO does not require the subscriber's care to be managed by a pre-selected primary care physician (i.e. a gatekeeper).

         Pending regulatory approval, Registrant expects to begin enrollment of employer groups for its initial PPO product in the spring of 1997, with coverage available May 1, 1997.

         An HMO is responsible for all covered medical care for its subscribers in exchange for a fixed premium. HMOs typically contract directly with physicians, hospitals and other health care providers to administer medical care to HMO subscribers. These contracts provide for payment to the provider on either a discounted fee-for-service or per diem basis, or through fixed monthly payments ("capitation payments") based on the number of members covered, regardless of the amount of necessary medical care required within the covered benefits. Specialty care physician services, in-patient hospitalization and certain other services are often managed by primary care physicians ("gatekeepers") and are subject to pre-authorization requirements. Contracts with health care providers may include shared-risk arrangements and other financial incentives designed to encourage the provision of high-quality and cost-effective health care.

         From July, 1995 through March, 1996 Registrant sold 4,061 shares of its Class A voting common stock at $5,000 per share and 1,074 shares of its Class B non-voting common stock at $1,000 per share, exclusively to practicing physicians residing in Pennsylvania. The offering was conducted by Registrant without an underwriter. Registrant raised $21,379,000 from investment by almost 4,000 physicians in Pennsylvania. Under the terms of the offering, the net proceeds of approximately $20,432,000 are allocated as follows:

       Preparing and processing
       application for certificate
       of authority to operate an
       HMO                                                     $ 3,696,575

       Prelicensure development
       of business and operations                                4,463,480

       Contingency fund of (1)                                   2,500,000
                                                               -----------

                Total allocated to
                pre-licensure activities                       $10,659,055

       Net worth requirement                                     1,500,000

       Deposit requirement                                         100,000

       Working capital, including
       funding of initial operating
       deficits after licensure                                  8,172,945
                                                               -----------
                Total allocated to
                post-licensure activities                      $ 9,772,945
                                                               -----------

                         TOTAL NET PROCEEDS                    $20,432,000
                                                               ===========
--------------------

         (1) To be allocated to any of the first two items as needed; otherwise, will be allocated to working capital.

The Managed Health Care Industry
--------------------------------

         Managed Care Organizations

         Medical services traditionally have been provided on a fee-for-service basis with insurance companies assuming responsibility for paying all or a portion of such fees.

         As a result of escalating health care costs, employers, insurers and governmental entities have all sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. Like traditional indemnity health care plans, HMOs and other managed health care organizations typically assume most of the financial risk for the delivery of medical care. Unlike traditional indemnity health care plans, however, managed care organizations seek to reduce the cost of medical services through volume discounts from their provider networks and through the reduction of unnecessary medical services by implementing intensive utilization review and quality assurance programs.

         The goal of managed care organizations is to provide subscribers with access to quality health care, while employing a business strategy and management systems designed to encourage more cost-effective use of health care delivery systems. Such cost-containment strategies include providing access to primary physician care and other services on a fixed, pre-paid basis, monitoring hospital admissions and length of stay, using a system of specialist referrals, using non-hospital based medical services, and emphasizing preventive care.

Plan of Operation
-----------------

         Registrant's plan of operation entails selecting its initial market areas, securing a license to operate as a PPO and an HMO, developing its provider network, substantially completing its managerial and operational structure and, as each license is obtained, commencing operations by marketing its products, initially as a PPO and then also as an HMO.

         In order to operate a PPO or an HMO, Registrant will develop systems to deal with: (1) management information; (2) eligibility and premium billing; (3) claims and capitation administration, (4) utilization management, (5) case management, (6) quality assurance; (7) physician credentialing and recruitment; and (8) grievance procedures. Registrant may decide to engage outside vendors to provide certain of these services, such as claims administration and credentialing.

         Registrant took the following steps during 1996 to implement its plan of operations:

                  1. Prepared and filed its applications with the Departments for a PPO product and an HMO product, and worked with the Departments to process the applications.

                  2.       Selected, with the advice of marketing
consultants, the tradename "Pennsylvania Physicians Care" for its managed care products.

                  3. Designated an initial marketing area of 16 contiguous counties in Pennsylvania.

                  4. Engaged full-time executive officers, including Richard A. Felice, President and Chief Executive Officer, T.
Clark Phillip, Treasurer and Chief Financial Officer, and Wendy
C. Bass, Secretary, and other key employees.

                  5. Moved to its own leased office space in Harrisburg, PA. See Item 7 below.

                  6. Contracted with 11 hospital providers and over 2,500 physician providers for its initial PPO product (and is in the process of credentialing the physician providers), and engaged providers for other services, such as vision, mental health, pharmacy, laboratory and home health.

                  7. Installed data processing systems for claims processing, eligibility, billing and medical management.

         Registrant's operations are dependent in part upon the creation, continued development and enhancement of data processing and analysis capabilities. The information processed by the systems will enable Registrant to price its services, monitor utilization and other cost factors, and process provider payments. There can be no assurance that Registrant will be able to develop a management information system which can economically and adequately serve its needs.

         Substantial funds will be required to implement Registrant's plan of operations prior to the time Registrant will first receive revenues. It is typical for a new managed care organization to experience substantial operating losses for its first several years of operations. It is anticipated that Registrant will incur such operating losses and will have a substantial cash flow deficit following the commencement of its operations until it obtains sufficient subscribers in its market area to meet its administrative costs and its medical and hospital costs. Registrant believes that its funds, which consists of the $20,432,000 net proceeds of its initial public offering of shares, are adequate to fund Registrant's operations until such time as it ceases to incur operating deficits. If this should not prove to be the case, then additional financing may be required, and there is no assurance that such financing will be available on terms acceptable to Registrant. In addition, since the Departments require managed care organizations to maintain reserves based on premium revenues, Registrant's limited capital will restrain expansion of its business.

Arrangements with the Physician Providers
-----------------------------------------

         Registrant has recruited primary care and specialist physicians for its PPO product. When authorized by the Departments to do so, it will seek physician providers for its HMO product. An important factor in the success of Registrant's business will be the development of a network of physician providers in the appropriate numbers in Registrant's geographic markets and the appropriate mix of primary care physicians and specialists.

         The selection of physicians includes a review of licensure, hospital admitting privileges, demonstrated proficiency, written references, patient access, office standards, after-hours coverage, a personal interview and many other factors.

Arrangements with Other Health Care Providers
---------------------------------------------

         Registrant will deliver necessary preventive, diagnostic, therapeutic, and rehabilitation health care services to subscribers, in part, by contracting with qualified non-physician providers who meet the participation criteria of Registrant. Registrant is negotiating contracts with hospitals and other providers as part of the application process for the licenses to operate as a PPO and as an HMO. Generally, these contracts will provide that the participating hospitals and other providers will accept as patients subscribers in the Registrant's HMO or PPO, provide to those subscribers all medically necessary services that are ordered or supervised by a participating physician that are covered services under the applicable managed care plan, and bill Registrant according to the parameters set forth in their participation agreement with Registrant. The services provided by hospitals and other providers will be reviewed for quality improvement, utilization and risk management by appropriate committees of the Registrant.

Premium Rates
-------------

         Registrant's primary source of revenue will be the premiums paid by or on behalf of subscribers in its PPO and its HMO. Registrant intends to design its benefit plans and set its premium rates to be competitive with other health insurance programs available in Pennsylvania. The premium rates and benefits will be consistent with state and federal laws regulating PPOs and HMOs and, in the case of the HMO, will be approved by the Departments as part of the application process.

Employees
---------

         As of March 20, 1997 Registrant employed 19 people in various management or clerical positions. Most upper-level management positions have been filled.

         Registrant also intends eventually to hire individuals to fill lower level positions, which may include, but are not be limited to, the following: a controller, district managers, account executives, sales representatives, membership services personnel, enrollment clerks, a computer programmer, a utilization review manager, utilization supervisors, claims processors, assistant medical directors, a provider relations manager, and provider relations representatives.

Management Agreement
--------------------

         In April, 1995 Registrant engaged Infinity Management Services, Inc. ("Infinity"), a subsidiary of Pennsylvania Medical Society Liability Insurance Company ("PMSLIC"), to provide administrative and management services to Registrant. PMSLIC, which is owned by the Pennsylvania Medical Society, writes medical professional liability insurance coverage in Pennsylvania. Infinity provided management services to Registrant subject to the authority and control of Registrant's Board of Directors.

         In March, 1996 Registrant and Infinity entered into a new agreement under which Infinity provides similar services until Registrant secures its license from the Departments to operate its business. Until Registrant engaged its own management team in late 1996, Infinity managed the development and implementation of Registrant's business plan, including locating and recommending appropriate third-party service providers. Infinity generally oversaw the activities of Registrant's consultants associated with developing its applications for licenses and the design and development of its start-up operations. Infinity was paid on a fixed monthly retainer of $55,000 through September, 1996. Registrant elected the alternative of an hourly fee basis beginning in October, 1996, and Infinity continues to provide limited management services. During the term of the agreement, Infinity may not provide similar services to any organization offering a managed care insurance product in Pennsylvania. Registrant has agreed not to solicit for employment any personnel employed by Infinity during the term of the agreement and for one year thereafter.

Marketing and Sales
-------------------

         Registrant will hire direct sales representatives to offer Registrant's services to purchasers of health care services, including private and governmental employers and individuals, and will engage independent insurance agents. Registrant's marketing efforts may also include media advertising and direct mailings.

         The overall objective of Registrant's marketing strategy is twofold: 1) to enroll membership sufficient to attain financial viability; and 2) to do so on a controlled growth basis so that the necessary health resources are available to provide quality services.

         Subscribers will join Registrant's PPO or HMO primarily through employer groups. In many instances, employers offer employees a choice of coverage by a managed care company or an indemnity health insurer. Employees may select their desired health coverage during a designated period (usually one month annually). New employees make their selections at the time of employment. Employers generally pay all or part of the monthly charges and make payroll deductions for any portion of the premium not provided as an employee benefit.

Competition
-----------

         The managed care industry in Pennsylvania is characterized by vigorous competition, and is currently dominated by U.S. Healthcare (now Aetna), Keystone Health Plan East, Keystone Health Plan West, Geisinger Health Plan and HealthAmerica.

         Registrant will also compete with other managed care plans that are operating, or may in the future operate, in Registrant's service area, as well as traditional indemnity insurance companies. Based on filing with the Departments, Registrant believes there are approximately 24 HMOs now operating in Pennsylvania. Many of these competitors are significantly larger and better capitalized than Registrant, provide a wider variety of services, have greater experience in operating managed care organizations and have longer established relationships with providers and subscriber groups than will the Registrant, and have well-known names. In addition, larger HMOs may acquire a Pennsylvania HMO, thereby entering the Pennsylvania marketplace and commencing business without the delay of applying for an HMO or PPO license.

         Competition in the highly competitive health care industry has intensified in recent years, primarily due to more aggressive marketing, a proliferation of competing products from new and existing competitors and increased quality and price sensitivity. Employer groups have increasingly demanded new benefit options, including HMOs and PPOs. In addition, some larger employers have adopted self-funded health benefit plans, with plan administration provided by a third-party.

         Competition may also affect the availability to Registrant of the services of health care providers, including primary care physicians and hospitals.

Licenses
--------

                            Certificates of Authority
                            -------------------------

         Pennsylvania's PPO and HMO laws and regulations (the "Managed Care Laws") require that a PPO and an HMO obtain a Certificate of Authority or license from the Departments before commencing operations.

         The PPO application includes, among other things, all appropriate organizational documents, director and key personnel information, financial statements, a description of the proposed service area, the form of provider contracts, the form of subscriber contracts and enrollee/member documents and information, and a business plan containing five-year projections. When authorized by the Departments, a list of all preferred providers must be furnished. The Health Department focuses its review to assure that the PPO will not operate in a manner which leads to undertreatment or poor quality care and will review all provider agreements and assess the adequacy of the network in relation to the PPO's market service area. The Insurance Department's review is on the overall financial soundness of the PPO, as well as a determination that adequate working capital and reserves are in place. The Insurance Department will also review all enrollee literature and subscriber contracts and documents. It will not, however, preapprove or review the PPO's rates.

         However, the Departments' review of an HMO application and its submission documents is extremely comprehensive and requires a minimum of 10 to 12 months, but can extend from 18 months to 2 years or more for approval.

         Before an HMO license can be issued, the Secretary of Health is required to find that Registrant possesses the ability to assure the availability and accessibility of adequate personnel and facilities, has sufficient arrangements for on-going quality assurance programs and has adequate arrangements for effective provision of basic health services on a pre-paid basis. In addition, the Commissioner of Insurance is required to find that Registrant has a reasonable plan to operate in a financially sound manner and can meet its obligations to subscribers considering working capital and funding sources, reinsurance and payment security, non-recourse against subscribers and net worth requirements.

         In general, the HMO application process commences with an initial information and review meeting with various personnel at the Departments. The application requirements include, among other things, the submission of organizational documents and corporate governance documents such as bylaws, a description of the proposed service area, proposed subscriber contracts and literature, proposed provider contracts and detailed descriptions of (i) the proposed rates and their underlying assumptions, (ii) the arrangements for on-going quality assurance and utilization review, (iii) the credentialing systems for physicians, (iv) incentives for cost control, (v) proposed reinsurance contracts, (vi) insolvency protections and plan and (vii) grievance resolution systems. In addition, the Insurance Department requires the submission of a business plan providing a detailed analysis of the organization and management structure, including identifying key personnel and their respective health insurance experience, discussing, among other things, the basis for the proposed rate structure, intended market and financial projections, consisting of a balance sheet, income statements and statement of cash flows for a minimum of five years.

         Although the Insurance Department reviews the entire HMO application, its principal focus is on the proposed rates and their underlying assumptions, subscriber contracts and literature, insolvency plan and subscriber protection and the business plan. The Insurance Department will also conduct an on-site visit of an applicant's office to ascertain that the applicant possesses the minimum statutory net worth and otherwise complies with the Managed Care Laws.

         As with the Insurance Department, the Health Department focuses on certain elements of the HMO application on which it is principally concerned, which includes quality assurance, committee structure and operations, quality assurance work plan including the development of ten clinical standards of care, credentialing system, forms and process, provider contracts and grievance system. It will specifically approve an applicant's provider contracts and credentialing forms, at which time the applicant will then be permitted to begin soliciting and credentialing physicians.

         The Health Department will also conduct a site visit. Prior to that time, the applicant must send to the Health Department a list of providers and their distribution by type, specialty and geographic location. At the site visit, the Health Department will review random credentials files to ensure that signed contracts and required credentialing activities have in fact taken place.

         Registrant submitted a PPO license application on May 8, 1996 and an HMO license application on November 27, 1996.

Federal Qualification
---------------------

         Registrant may seek federal qualification as an HMO, but there is no assurance that it will obtain such qualification. An advantage of federal qualification is that employers who are subject to minimum wage laws and who employ at least 25 employees must offer to their employees the option of subscribing to a federally qualified HMO plan as an alternative to traditional health insurance. Moreover, failure to obtain federal qualification will prevent Registrant from, in the future, establishing a health care program directed to the Medicare and Medicaid markets, and will place Registrant at a competitive disadvantage with respect to those employers in Pennsylvania who perceive federal qualification as indicative of a quality HMO. Disadvantages of federal qualification include: the application procedure is expensive and time consuming; in certain instances, the HMO may be required to deliver a higher level of benefits than is required by state authorities; health services must be priced in accordance with federal law; and detailed periodic reports must be submitted to the United States Department of Health and Human Services.

Government Regulation
---------------------

         The laws and regulations concerning conduct of a PPO and an HMO restrict how Registrant conducts its business and may result in additional burdens and costs to the Registrant. Areas of governmental regulation include mandated benefits for maternity stays, coverage of emergency services, limitation and disclosures of incentives to physicians, licensure, premium rates, benefits, service area expansion, quality assurance procedures, plan design, eligibility requirements, provider contracts, subscriber contracts, permissible investments, claims and grievance procedures and rates of payment, underwriting, financial arrangements, financial condition (including reserves) and corporate governance. Registrant will also be required to file quarterly and annual reports with the Department of Insurance and Department of Health containing financial statements and other information concerning the operation of Registrant's business. Laws and regulations governing Registrant's business are subject to amendments and changing interpretations from time to time.

         Managed care insurers are the subject of a growing number of legislative "patient protection" and other initiations on both the federal and state level. Proposed state laws and regulations include restrictions on the ability of managed care entities to negotiate payment rates with providers, "any willing provider" statutes which would require Registrant to accept all providers who agree to meet Registrant's terms, restrictions on Registrant's discretion to make benefit determinations, and mandated benefits. A Quality Healthcare Protection Act has been proposed in Pennsylvania. It proposes to ban healthcare plan restrictions on physician discussions with patients concerning, among other things, plan coverage and treatment options, permit emergency medical treatment without prior HMO approval, mandate continued treatment coverage for patients of physicians dropped by an HMO network and establish a grievance procedure for patients denied coverage. Public hearings on the measure are expected to be scheduled this summer. Various proposals are also pending in the U.S. Congress which would impose similar and additional restrictions and requirements. The most comprehensive of these proposals are the companion bills sponsored by Senator Edward M. Kennedy and Representative John D. Dingell. These proposals would require, among other things, that health plans pay for emergency care based on a prudent layperson standard, prohibit arbitrary limits on medically necessary services and require health plans to provide access to specialists.

Net Worth Requirements
----------------------

         The Managed Care Laws govern the licensing and operation of PPOs and HMOs in the Commonwealth of Pennsylvania. They require that Registrant maintain a minimum net worth (the Registrant's assets minus its liabilities) of $1,500,000 to operate an HMO and an additional $1,175,000 for a risk-assuming PPO. In practice the Department of Insurance requires higher initial amounts equal to one fifteenth of projected fifth year premium revenue. In addition to the net worth requirements, the Managed Care Laws require that Registrant, before commencing the operations of its HMO or PPO, deposit with the Department of Insurance cash or securities in a minimum amount of $100,000 to insure against the insolvency of Registrant. This deposit requirement is reviewed by the Department at least annually. If Registrant becomes unable to meet the foregoing deposit and net worth requirements, or any more stringent requirements that may be imposed, Registrant's Certificate of Authority may be revoked.

         Registrant is unable to predict how existing federal or state laws and regulations may be changed or interpreted, what additional laws or regulations affecting its business may be enacted or proposed, when and which of the proposed laws will be adopted and what affect the new laws and regulations will have on its business.

Health Care Industry Reform
---------------------------

         There can be no assurance that the regulatory environment in which Registrant operates will not change significantly in the future. Generally, regulation of health care companies is increasing. Various proposals affecting federal and state regulation of the health care industry, including limitations on Medicare and Medicaid payments, have been introduced, including provisions in legislation currently pending which would reduce funds available for the Medicare and Medicaid programs.

         State health care reform legislation under the administration of Governor Tom E. Ridge will likely impact on the business and operations of the Registrant. The precise shape of any such legislation is presently unknown.

         Registrant cannot assess the impact any of these proposals, if enacted, would have on Registrant's business.

Antitrust Considerations
------------------------

         Antitrust concerns have become central issues in the new managed care environment of the health care industry. Whenever physicians or other health care providers join together to form ventures for the delivery of health care services, antitrust issues may be present. These issues primarily concern conspiracies, combinations and agreements in restraint of competition, price fixing, boycotts, exclusive dealing arrangements, and concerted refusals to deal. Antitrust violations may be asserted and judicial relief may be sought by the United States Department of Justice, the Federal Trade Commission or private litigants. Adverse consequences that can result from legal action include the imposition of treble damages, injunctions, restricting the way Registrant operates, civil or criminal fines and substantial expenses in the form of attorneys' fees and costs. Registrant intends to analyze carefully its business activities against the applicable antitrust laws. However, such analysis will inherently be fact-sensitive and be based upon the comparative pro-competitive and anti-competitive effects of the Registrant's proposed operations. Even with such analysis, there can be no assurance that Registrant's operations will not be challenged on the basis of antitrust violations at some time in the future. In addition, antitrust law in this area is unsettled and any agency guidelines affecting Registrant could require substantial changes in its method of doing business which could negatively impact the profitability of Registrant. Moreover, if antitrust lawsuits were to be filed against Registrant, it would be forced to incur substantial legal expenses, and if any challenge were successful, Registrant could suffer additional material adverse consequences.

Medicare "Fraud and Abuse" and "Anti-Referral" Concerns
-------------------------------------------------------

         Under the Medicare and Medicaid Fraud and Abuse law, also known as the Anti-Kickback Statute, a physician is prohibited from (a) soliciting or receiving any remuneration in return for referring a patient to another health care provider; and (b) offering or paying any remuneration to induce the referral of patients to the physician. In addition, the federal anti-referral law, known as "Stark", prohibits a physician from referring patients to an entity in which the physician, or an immediate family member, has a "financial relationship" for the provision of certain designated health services. These designated health services include, among other things, laboratory, physical therapy, inpatient and outpatient hospital services and radiology services. The present scope of the Anti-Kickback Statute and the Stark Law are limited to the Medicare (including the Medicare Secondary Payor Program) and Medicaid programs and other federal programs or grants, but bills have been introduced in Congress to extend these laws to all payors. Registrant does not presently anticipate that its initial operations will include contracting with the federal or state government to provide services to patients enrolled in Medicare or Medicaid. However, at the time Registrant does participate in Medicare or Medicaid, or otherwise become subject to these laws, its business, operations and provider relationship may not fully comply with these or comparable laws then in effect. Registrant cannot predict the scope and requirements of these laws or the impact on the business operations and provider relationships of Registrant. However, any required restructuring of its business and operations could have a material adverse effect on Registrant.

         Pennsylvania's Workers' Compensation Act prohibits a "provider" from referring a person for, among other services, laboratory, physical therapy, rehabilitation and diagnostic imaging services payable under workers' compensation if that provider has a "financial interest" with the person or in the entity which receives the referral. Registrant may, in the future, contract to provide workers' compensation insurance coverage and services. However, the Pennsylvania Workers' Compensation Act has incorporated by reference as exceptions to its anti-referral prohibition all present and future "safe harbor regulations" promulgated under the Anti-Kickback Statute and present and future exceptions to Stark. In addition, an exception to the Workers' Compensation Act anti-referral prohibition exists for "coordinated care organizations." Should Registrant enter into contracts for workers' compensation coverage and services, thereby bringing it within the purview of this law, Registrant will be required to comply with the then applicable exceptions and "safe harbors" or qualify as a coordinated care organization.

Item 7.  Description of Property.
---------------------------------

         Registrant leases approximately 8,300 square feet of office space in Harrisburg, Pennsylvania under a lease expiring in October, 2001.

Item 8.  Directors, Executive Officers and Significant Employees.
-----------------------------------------------------------------

         The current directors and officers of the Registrant, and the term of office of each director, are as follows:

                           Name, Age, Present Officer
                          Position with Registrant and
                           Principal Occupation during
                                 Last Five Years
                          ----------------------------

                      DIRECTORS WHOSE TERMS EXPIRE AT 1999
                     ANNUAL MEETING OF CLASS A SHAREHOLDERS

Gary C. Brown, M.D., 47, Chairman,
         of Flourtown, PA, is a Professor of Ophthalmology at Thomas Jefferson University School of Medicine and has conducted a medical practice in ophthalmology in the Philadelphia area since 1976. Dr. Brown, a Board certified ophthalmologist, is the Director of the Retinal Vascular Unit at Wills Eye Hospital and an instructor at the American Academy of Ophthalmology. Dr. Brown served as President of Registrant from March, 1995 to November, 1996.

Darlene Ann M. Dunay, D.O., 39,
         of Old Forge, PA, since 1987, has maintained a solo general practice in Old Forge specializing in primary care. She is a diplomate of the National Board of Medical Examiners and is Board certified in family medical practice.

Edward W. Gerner, M.D., 56,
         of Ardmore, PA, has conducted a medical practice in ophthalmology and neuro-ophthalmology in Philadelphia,
         Pennsylvania since 1976.  He is a Clinical Associate
         Professor for the Departments of Ophthalmology and Neurology at Thomas Jefferson University School of Medicine and Board Certified in Neurology and Ophthalmology.

Lila Stein Kroser, M.D., 64,
         of Philadelphia, PA, has conducted a family medical practice in Philadelphia, PA since 1960. She is a Clinical Associate Professor of Family Medicine at Medical College of
         Pennsylvania.

Alice McCormick, D.O., 50,
         of Canadensis, PA, has been practicing medicine since 1980. She has maintained a practice in internal medicine in Tafton, PA with Mercy Physician Network since July, 1995. She is certified by the National Board of Osteopathic Medicine Examiners.

Herbert  C. Perlman, M.D., F.A.C.R., M.P.A., 60,
         of Carlisle, PA, has conducted a medical practice in radiology in Carlisle, Pennsylvania since 1973. He is a Board certified diagnostic radiologist. Dr. Perlman is certified by the American Board of Quality Assurance and Utilization Review Physicians. He is a Clinical Associate Professor of Radiology at Thomas Jefferson University School of Medicine and, also, a Clinical Associate Professor of Radiology at the Hershey Medical Center, Pennsylvania State University. Dr. Perlman is the President of CMS, Inc., a Carlisle physician corporation. He is a Trustee of the Pennsylvania Medical Society and is a member of the Board of Directors of Penn Med, Inc., and of Penn Med's subsidiary, Keystone Peer Review Organization (KePRO).

Jay H. Shah, M.D., 50,
         of Richboro, PA, maintains his family medical practice in Richboro, Pennsylvania. Dr. Shah is certified by the American Board of Family Practice and by the American Board of Quality Assurance and Utilization Review Physicians. Dr. Shah served as Vice President-Medical Affairs of Registrant from April, 1995 to November, 1996.

                      DIRECTORS WHOSE TERMS EXPIRE AT 1998
                     ANNUAL MEETING OF CLASS A SHAREHOLDERS

Gay D. Dunne, M.D., 56,
         of State College, PA, has conducted a medical practice in dermatology since 1976. Dr. Dunne is a member of the Executive Committee of the American Academy of Dermatology Advisory Board and the Executive Committee of the Pennsylvania Academy of Dermatology.

Leonard P. Harman, D.O., 53,
         of Philadelphia, PA, has conducted a family medical practice in Philadelphia, Pennsylvania since 1974. He is Board certified in family practice by the American Osteopathic
         Board of General Practice.

George R. Homa, D.O., 46,
         of North Wales, PA, has conducted a family medical practice in Bridgeport, Pennsylvania since 1979. He is Board certified by the American College of Osteopathic General Practitioners and a Clinical Instructor of General Practice at the Philadelphia College of Osteopathic Medicine.

Marvin T. Hunter, M.D., 54,
         of Doylestown, PA, has conducted a medical practice in Plastic Surgery in Bucks and Montgomery counties since 1975. Dr. Hunter is President-elect of the Bucks County Medical Society. Dr. Hunter is a Fellow of the International College of Surgeons and is a diplomate of the American Board of Plastic Surgery.

Mark A. Piasio, M.D., 41,
         of Clearfield, PA, has been an orthopaedic surgeon since 1989. He is a diplomate of the American Board of Orthopaedic Surgery and the National Board of Medical Examiners and is a fellow of the American Academy of Orthopaedic Surgery and the American College of Surgeons. He is the President of the Clearfield County Medical Society, and Vice Chairman of the Young Physicians Section of the Pennsylvania Medical Society.

James G. Pitcavage, M.D., 63,
         of Edgeworth, PA, has conducted a medical practice in pediatrics since 1965. Dr. Pitcavage is a member of the Board of Directors of the Pennsylvania American Academy of Pediatrics and a member of the Board of Directors of Managed Care Associates, PHO - Sewickley Valley Hospital. He is also the Assistant Clinical Instructor, Department of Pediatrics, University of Pittsburgh Medical School.

Robert S. Pyatt, Jr., M.D., 46,
         of Chambersburg, PA, has conducted a medical practice in radiology since 1982. Since January, 1996 he has also served as Acting Medical Director of Cumberland Valley Health Network, a physician-hospital organization. He is a Board certified radiologist and Fellow of the American College of Radiology. He has been Medical Director of the Radiology Department of Chambersburg Hospital since 1982, and is currently President-Elect of its Medical Staff. Dr. Pyatt is also Clinical Professor of Radiology at the George Washington University School of Medicine, Washington D.C.

Milton D. Soiferman, D.O., 55,
         of Wynnewood, PA, has conducted a medical practice in Philadelphia, Pennsylvania since 1979. He is certified in family practice by the American Osteopathic Board of Family Practice. Dr. Soiferman is a Fellow of the American College of Legal Medicine and a diplomate of the American Academy of Pain Management.

                      DIRECTORS WHOSE TERMS EXPIRE AT 1997
                     ANNUAL MEETING OF CLASS A SHAREHOLDERS

Alan A. Axelson, M.D., 56,
         of Pittsburgh, PA, has been the Medical Director of InterCare Psychiatric Services, Inc. since 1979.

Dennis P. DiRenzo, M.D., 43,
         of Wyomissing, PA, has conducted a medical practice in pediatrics since 1983. Dr. DiRenzo is Board certified in pediatrics and is a Fellow of the American Academy of Pediatrics.

Michael J. Gallagher, M.D., 48,
         of Scranton, PA, is a member of the Department of Radiation Oncology of Mercy Hospital in Scranton, PA. He is Board certified in therapeutic radiology, medical oncology, internal medicine, and anatomic pathology. He is President of the Lackawanna County Medical Society.

Larry E. Goldstein, M.D., 49,
         of Wynnewood, PA, has conducted a medical practice in urology since 1978. He practices in Philadelphia, Pennsylvania and Turnersville, New Jersey. Dr. Goldstein is a Board certified urologist and a Fellow of the American College of Surgeons. He is an instructor in urology at Thomas Jefferson University School of Medicine and serves on the Board of Directors of the Keystone Kidney Lithotripsy Center. Dr. Goldstein served as Secretary of Registrant from March, 1995 to November, 1996.

Frank H. Guinn, D.O., 61,
         of Philadelphia, PA, has conducted an internal medical practice in Philadelphia, Pennsylvania since 1980. He is the Chief of Staff of Graduate Health System - Parkview Hospital, Philadelphia, PA and the Medical Director of Green Acres Nursing Home.

Richard J. Minehart, M.D., 46,
         of Lansdale, PA, has conducted a medical practice in General Surgery since 1983. An Associate Fellow of the American College of Surgeons, Dr. Minehart is presently the Chairman of the Credentials Committee and Vice President of the Medical Staff at North Penn Hospital. Dr. Minehart served as Treasurer of Registrant from March, 1995 to November, 1996.

John J. Nevulis, M.D., 46,
         of Gwynedd Valley, PA, has conducted a medical practice in orthopaedic surgery in the Philadelphia area since 1977. He is the managing partner of Norristown Orthopaedic Associates, Inc. He is also president of Pennsylvania Orthopedic Network, an independent practice association of orthopedists. He is a Board certified orthopaedic surgeon and Fellow of the American Academy of Orthopaedic Surgeons.
         Dr. Nevulis served as Executive Vice President of Registrant from March, 1995 to November, 1996.

Saad Sakkal, M.D., 50,
         of Greenville, PA, has been the Medical Director of the Metabolic Care Center of Greenville since 1981 and of the Regional Diabetes Center in Greenville, PA since 1991. He is certified by the American Board in Medicine, Endocrinology and Metabolism, and Geriatric Medicine. Since 1993 he has been Secretary-Treasurer of Physicians Independent Practice Association of Mercer County.

Jay Anthony Townsend, M.D., 61,
         of Newville, PA, has maintained a family practice in Newville, PA since 1972. Dr. Townsend is president of
         Carlisle Healthcare Alternatives, Inc.

                            OTHER EXECUTIVE OFFICERS
                            ------------------------

Richard A. Felice, 42, President and Chief Executive Officer, has been President of Registrant since November, 1996. Prior thereto, since July, 1994 he was President of Doctors Health Plan, a Durham, North Carolina HMO. From 1993 to July, 1994 he was Senior Vice President of Wellmark Healthcare Services, Inc., Wellesley, Massachusetts. From 1985 to 1993, he served as Sales Manager and Regional Vice President of U.S. Healthcare in Blue Bell, Pennsylvania and Waltham, Massachusetts.

T. Clark Phillip, 46, Treasurer and Chief Financial Officer, has served in his present position since November, 1996. Prior thereto he was Treasurer of Doctors Health Plan, Inc., a Durham, North Carolina HMO, since February, 1995. Prior thereto, he was Vice President, Finance of HMO Rhode Island, Inc. since 1986.

Wendy C. Bass, 28, Secretary,
         has been Director of Health Plan Development for Registrant's subsidiaries since September, 1996 and served as Secretary since November, 1996. Prior thereto she held managerial positions with Doctors Health Plan, a Durham, North Carolina HMO, since June, 1993. Prior thereto she obtained a Masters of Health Administration from Medical College of Virginia.

         All directors were first elected in July, 1995, except Dr. Kroser, who was first elected in July 1996, and Dr. Axelson, who was first elected in November, 1996. Registrant's bylaws state that only practicing Pennsylvania physicians, podiatrists or oral surgeons are eligible to serve as directors.

         Dr. Brown has served as Chairman since March, 1995. All other officers were elected in November, 1996 and serve until the election of their successors, or their earlier resignation or removal.

Item 9.  Remuneration of Directors and Officers
-----------------------------------------------

         The following table shows the aggregate annual remuneration from Registrant and its subsidiaries of each of the three highest paid persons who were officers or directors of Registrant during 1996, and for all officers and directors as a group. Each officer commenced employment in September, 1996.

         Name and Principal                                     Aggregate
              Position                                        Remuneration
         ------------------                                   ------------

Richard A. Felice, President                                    $146,417

T. Clark Phillip, Treasurer                                     $ 32,992

Wendy C. Bass, Secretary                                        $ 25,683

All officers and directors as a group (27)                      $205,092(1)

--------------------

(1) In addition, directors are reimbursed for reasonable travel expenses to director and committee meetings.


         Mr. Felice is employed under an Agreement ending September 2, 1997, at an annual salary of $200,000. The term automatically renews for additional periods of one year, unless terminated by either party at least 60 days prior to the end of the term. The Agreement provides for an initial bonus of $5,000 and reimbursement of moving expenses. Mr. Felice is also entitled annually to a bonus of up to 15% of base compensation, based on mutually agreed performance criteria. Mr. Felice is entitled to one year's compensation if Registrant fails to renew the Agreement during the first five years. In the event Registrant is restructured so that Mr. Felice is no longer Chief Executive Officer, or if he declines to accept such position under such circumstances, he has the right to terminate the Agreement and receive severance of $400,000. Under the Agreement he will not, for a period of one year after termination, regardless of the cause of termination, compete with Registrant in any geographic area in which Registrant is then doing business, is licensed, or has a license application pending.

Item 10. Security Ownership of Management and Certain Securityholders.
----------------------------------------------------------------------


         The following table lists certain information with respect to the Class A voting common stock and Class B non-voting common stock beneficially owned by each current officer and director of the Registrant as of January 10, 1997, as well as the number of shares beneficially owned by all officers and directors as a group on such date. This information has been furnished by such persons.

                                                    Class A         Class B
         Officers/Directors                       Shares  %(1)    Shares  %(2)
         ------------------                       ------------    ------------
Alan A. Axelson, M.D.                                  1
Gary C. Brown, M.D.(5)                                 2                5
Dennis P. DiRenzo, M.D.                                1
Darlene Ann M. Dunay, D.O.                             1
Gay D. Dunne, M.D.                                     1
Michael J. Gallagher, M.D.                             1
Edward W. Gerner, M.D.                                 1                3
Larry E. Goldstein, M.D.                               1                3
Frank H. Guinn, D.O.                                   1
Leonard P. Harman, D.O.                                1
George R. Homa, D.O.                                   1
Marvin T. Hunter, M.D.                                 1                5
Lila Stein Kroser, M.D.                                1
Alice McCormick, D.O.                                  1
Richard J. Minehart, M.D.                              1
John J. Nevulis, M.D.                                  2                2
Herbert C. Perlman, M.D.                               1
Mark A. Piasio, M.D.                                   4
James G. Pitcavage, M.D.                               1
Robert S. Pyatt, Jr., M.D.(3)                          3                4
Saad Sakkal, M.D.                                      1
Jay H. Shah, M.D.                                      2                1
Milton D. Soiferman, D.O.                              1                3
Jay Anthony Townsend, M.D.                             1
Richard A. Felice                                      0                0
T. Clark Phillip                                       0                0
Wendy C. Bass                                          0                0

All directors and officers
as a group                                            31     (4)       26   2.4%

                  (1)  Less than 1% for each person.
                  (2)  Less than 1% for each person.
                  (3) Including shared voting and investment power as co-trustee as to 2 Class A shares and 4 Class B shares.
                  (4)  Less than 1%.
                  (5) In addition, he may be deemed to share indirectly the power to vote and to invest 2 Class A shares and 5 Class B shares held by his spouse; however, he disclaims beneficial ownership of such shares.

         The addresses of the directors are as follows:

Alan A. Axelson, M.D.                   Marvin T. Hunter, M.D.
InterCare Behavioral Health             301 S. Main St.
2575 Boyce Plaza Road                   Ste. 2-3 South
Pittsburgh, PA 15241                    Doylestown, PA 18901

Gary C. Brown, M.D.                     Lila Stein Kroser, M.D.
910 E. Willow Grove Avenue              2855 Welsh Road
Wyndmoor, PA 19038                      Philadelphia, PA 19152

Dennis P. DiRenzo, M.D.                 Alice McCormick, D.O.
Reading Pediatrics                      RR #2, Box 9C
40 Berkshire Court                      Greentown, PA 18426
Wyomissing, PA 19610
                                        Richard J. Minehart, M.D.
Darlene Ann M. Dunay, D.O.              2100 N. Broad Street, Ste. 100
314 Oak Street                          Lansdale, PA 19446
Old Forge, PA 18518
                                        John J. Nevulis, M.D.
Gay D. Dunne, M.D.                      1308 DeKalb Street
137 South Pugh Street                   Norristown, PA 19401
State College, PA 16801
                                        Herbert C. Perlman, M.D.
Michael J. Gallagher, M.D.              Department of Radiology
Dept. of Radiation/Oncology             Carlisle Imaging Associates
Mercy Hospital                          246 Parker Street, Box 310
746 Jefferson Avenue                    Carlisle, PA 17013-0310
Scranton, PA 18510
                                        Mark A. Piasio, M.D.
Edward W. Gerner, M.D.                  Suite 140
834 Chestnut Street, Ste. T160          807 Turnpike Avenue
Philadelphia, PA 19107                  Clearfield, PA 16830-1238

Larry E. Goldstein, M.D.                James G. Pitcavage, M.D.
2501 S. Broad Street                    701 Broad Street
Philadelphia, PA 19148                  Sewickley, PA 15143

Frank H. Guinn, D.O.                    Robert S. Pyatt, Jr., M.D.
1331 E. Wyoming Avenue                  Department of Radiology
Philadelphia, PA 19124                  Chambersburg Hospital
                                        112 N. Seventh Street
Leonard P. Harman, D.O.                 Chambersburg, PA 17201
4857 C Street
Philadelphia, PA 19120                  Saad Sakkal, M.D.
                                        81 North Main Street
George R. Homa, D.O.                    Greenville, PA 16125
700 DeKalb Street
Bridgeport, PA 19405                    Jay H. Shah, M.D.
                                        862 Second Street Pike
                                        Richboro, PA 18954

Milton D. Soiferman, D.O.               Jay Anthony Townsend, M.D.
724 Porter Street                       100 S. High Street
Philadelphia, PA 19148                  Newville, PA 17241


         To the knowledge of management, no person beneficially owns more than 10% of any class of the Registrant's securities. Registrant has not granted any options, warrants or rights to purchase any of its securities. The directors of Registrant may be regarded as the "parents" of the Registrant, as that term is defined under the Securities Act of 1933.

Item 11. Interest of Management and Others in Certain Transactions.
-------------------------------------------------------------------

         In April, 1995 Registrant engaged Infinity to provide management services. See "Management Agreement" in Item 6 above. Infinity is an affiliate of the Pennsylvania Medical Society. Herbert C. Perlman, M.D., a director of Registrant, is a trustee of the Pennsylvania Medical Society.


                                     Part II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.
         -----------------------------------------------------------------------

         Registrant's initial public offering was concluded in early 1996, and no public trading market has yet developed.

         Registrant was organized in February, 1995 and no cash dividends were declared or paid in 1995 or 1996.

         As of March 11, 1997, there were 3965 record holders of Class A common stock and 354 record holders of Class B common stock.

Item 2.  Legal Proceedings.
---------------------------

         None.

Item 3.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         Not applicable.

Item 5. Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------

         To the Registrant's knowledge, during the fiscal year ended December 31, 1996, Gary C. Brown, M.D., Chairman (and in June, 1996 also President), due to inadvertent oversight, failed to timely report on his Form 3, filed in June, 1996, the holding of two Class A shares and five Class B shares by his spouse. Dr. Brown amended his Form 3 in March, 1997 to report the holding.

Item 6.  Reports on Form 8-K.
-----------------------------

         No reports on Form 8-K were filed by Registrant during the last quarter of 1996.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Financial Statements for the Year Ended December 31, 1996, for the Period February 15, 1995 (Date of Inception) to December 31, 1995, and for the Cumulative Period from February 15, 1995 (Date of inception) to December 31, 1996 and Independent Auditors' Report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pennsylvania Physicians Healthcare Plan, Inc.
Harrisburg, PA

         We have audited the accompanying consolidated balance sheet of Pennsylvania Physicians' Healthcare Plan, Inc. and its subsidiaries (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from February 15, 1995 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 1995, and for the period from February 15, 1995 (date of inception) through December 31, 1995, were audited by other auditors whose report, dated April 23, 1996 (except for Note 8, as to which the date is August 8, 1996), expressed an unqualified opinion on those consolidated statements. The consolidated financial statements for the period from February 15, 1995 (date of inception) to December 31, 1995, reflect total revenues and net loss of $200,457 and ($666,830), respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, and for the period from February 15, 1995 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

February 28, 1997

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Pennsylvania Physician Healthcare Plan, Inc.
651 East Park Drive
Harrisburg, PA  17105


We have audited the accompanying balance sheet of Pennsylvania Physician Healthcare Plan, Inc. (a development stage corporation) as of December 31, 1995, and the accompanying statements of operations, changes in stockholders' equity, and cash flows for the period February 15, 1995 (Date of Inception) to December 31, 1995. These financial statements are the responsibility of the Corporation's management and their Board of Directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Physician Healthcare Plan, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the period February 15, 1995 (Date of Inception) to December 31, 1995, in conformity with generally accepted accounting principles.


Dreslin and Company, Inc.

April 23, 1996 (except for Note 8, as to which the date is August 8, 1996)

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                 1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                     $ 17,381,607    $ 18,142,948
     Due from related entity                                                                               --            18,531
     Accrued interest income                                                                             77,641          76,571
     Prepaid expenses                                                                                    45,816          30,147
     Income taxes receivable                                                                            166,000            --
     Other assets                                                                                        44,000            --
------------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                 17,715,064      18,268,197
------------------------------------------------------------------------------------------------------------------------------------

Equipment                                                                                               647,771            --
Deferred offering costs                                                                                    --           227,341
Deferred income tax benefit                                                                                --            28,571
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                         18,362,835      18,524,109
====================================================================================================================================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                                   335,106         134,402
     Accrued income taxes payable                                                                          --            28,571
     Other liabilities                                                                                   22,058          44,966
------------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                               357,164         207,939
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares authorized; 4,087 and 3,613 shares                41              36
     issued and outstanding at December 31, 1996 and 1995, respectively
Class B common non-voting stock, $.01 par value, 100,000 shares authorized; 1,074 and 918 shares             11               9
     issued and outstanding at December 31, 1996 and 1995, respectively
Additional paid in capital                                                                           21,220,777      18,982,955
Deficit accumulated during the development stage                                                     (3,215,158)       (666,830)
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                           18,005,671      18,316,170
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                         $ 18,362,835    $ 18,524,109
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Operations


-------------------------------------------------------------------------------------------------------------------

                                                                                              Cumulative Period
                                                                      Period From February      From February
                                                        Year Ended        15, 1995 (date        15, 1995 (date
                                                       December 31,      of inception) to      of inception) to
                                                           1996         December 31, 1995     December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                   $   962,258           166,045               1,128,303
     Other income                                             --              34,412                  34,412
-------------------------------------------------------------------------------------------------------------------


Total Revenue                                              962,258           200,457               1,162,715
-------------------------------------------------------------------------------------------------------------------


Expenses:
     Legal fees                                            285,171           114,738                 399,909
     Consulting services                                 2,100,575           311,994               2,412,569
     Operating  expenses                                   619,503           319,149                 938,652
     Salary and benefits                                   534,967            31,568                 566,535
     Interest expense                                         --              49,838                  49,838
     Other taxes                                           (29,630)           40,000                  10,370
-------------------------------------------------------------------------------------------------------------------


Total expenses                                           3,510,586           867,287               4,377,873
-------------------------------------------------------------------------------------------------------------------


Loss before income taxes                                (2,548,328)         (666,830)             (3,215,158)
-------------------------------------------------------------------------------------------------------------------


Income taxes (benefit):
     Current                                               (28,571)           28,571                    --
     Deferred                                               28,571           (28,571)                   --
-------------------------------------------------------------------------------------------------------------------


Net loss                                               $(2,548,328)      $  (666,830)            $(3,215,158)
-------------------------------------------------------------------------------------------------------------------


Weighted average common shares                               5,084               972
Weighted average loss per outstanding ommon share      $   (501.24)      $   (686.04)
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Changes Stockholders' Equity

-----------------------------------------------------------------------------------------------------------

                                           Common Stock Shares               Common Stock Par Value
                                      Class A    Class B    Class C      Class A     Class B    Class C
-----------------------------------------------------------------------------------------------------------
Balance, February 15, 1995
(date of inception)                     --         --         --         $  --       $  --     $  --

Issuance of Class C common
  stock in June, 1995                                         25                                   1

Redemption of Class C common
  stock and liquidation of
  subordinated notes payable
  in December, 1995                                          (25)                                 (1)

Issuance  of Class A common
   stock in December, 1995              25                                   1

Issuance  of Class A common
  stock in December, 1995            3,588                                  35

Issuance  of Class B common
  stock in December, 1995                         918                                    9

Net loss
-----------------------------------------------------------------------------------------------------------


Balance, December 31, 1995           3,613        918         --            36           9        --


Issuance  of class A common
    stock January - March, 1996        474                                   5

Issuance  of class B common
   stock January - March, 1996                    156                                    2

Charge-off of deferred offering
   costs - March 1, 1996

Net loss
-----------------------------------------------------------------------------------------------------------


Balance, December 31, 1996           4,087      1,074      $  --         $  41       $  11       $  --
-----------------------------------------------------------------------------------------------------------

                         [RESTUBBED FROM TABLE ABOVE]

------------------------------------------------------------------------------------------
                                       Additional        Accumulated
                                         Paid In      Deficit During The
                                        Capital       Development Stage        Total
------------------------------------------------------------------------------------------

Balance, February 15, 1995
(date of inception)                  $         --        $        --       $        --

Issuance of Class C common
  stock in June, 1995                       2,499                                2,500

Redemption of Class C common
  stock and liquidation of
  subordinated notes payable
  in December, 1995                        (2,499)                              (2,500)

Issuance  of Class A common
   stock in December, 1995                124,999                              125,000

Issuance  of Class A common
  stock in December, 1995              17,939,965                           17,940,000

Issuance  of Class B common
  stock in December, 1995                 917,991                              918,000

Net loss                                 (666,830)                            (666,830)
------------------------------------------------------------------------------------------

Balance, December 31, 1995             18,982,955           (666,830)        18,316,170


Issuance  of class A common
    stock January - March, 1996         2,369,995                            2,370,000

Issuance  of class B common
   stock January - March, 1996            155,998                              156,000

Charge-off of deferred offering
   costs - March 1, 1996                 (288,171)                            (288,171)

Net loss                                                  (2,548,328)       (2,548,328)
------------------------------------------------------------------------------------------

Balance, December 31, 1996           $21,220,777         $(3,215,158)      $ 18,005,671
------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Cumulative Period
                                                                                 Period From February       From February
                                                                 Year ended          15, 1995 (date         15, 1995 (date
                                                                December 31,        of inception) to       of inception) to
                                                                    1996           December 31, 1995      December 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                          $(2,548,32)        $ (666,830)      $ (3,215,158)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Change in assets and liabilities:
            Due from related entity                                        18,531            (18,531)              --
            Accrued interest income                                        (1,070)           (76,571)           (77,641)
            Prepaid expenses                                              (15,669)           (30,147)           (45,816)
            Income taxes receivable                                      (166,000)              --             (166,000)
            Other assets                                                  (44,000)              --              (44,000)
            Deferred income tax benefit                                    28,571            (28,571)              --
            Accounts payable                                              200,704            134,402            335,106
            Accrued income taxes payable                                  (28,571)            28,571               --
            Other liabilities                                             (22,908)            44,966             22,058
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                  (2,578,740)          (612,711)        (3,191,451)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of equipment                                              (647,771)              --             (647,771)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Receipt of director cash advances                                       --              123,000            123,000
     Return of director cash advances                                        --             (123,000)          (123,000)
     Borrowings under line of credit                                         --              717,500            717,500
     Payments under line of credit                                           --             (717,500)          (717,500)
     Proceeds form issuance of subordinated notes payable                    --              122,500            122,500
     Proceeds from issuance of common stock                             2,526,000         18,860,500         21,386,500
     Deferred offering costs                                              (60,830)          (227,341)          (288,171)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided from financing activities                             2,465,170         18,755,659         21,220,829
-------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (761,341)        18,142,948         17,381,607
Cash and cash equivalents, beginning of year                           18,142,948               --                 --
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               $ 17,381,607       $ 18,142,948       $ 17,381,607
-------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Interest Paid                                                   $       --         $      9,838             49,838
     Income Taxes Paid                                               $    166,$00       $       --              166,000

Non-cash investing and financing activity:
     In December, 1995 25 shares of Class C common stock for a total of $2,500, together with each of 25 subordinated notes payable for a total of $122,500 were redeemed in exchange for 25 shares of Class A common stock

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements for the Year Ended December 31, 1996, for the Period February 15, 1995 (Date of Inception) to December 31, 1995, and for the Cumulative Period from February 15, 1995 (date of inception) to December 31, 1996

================================================================================

(1)      Description of Business

         Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

(2)      Development Stage

         The Company is in its developmental stage as of December 31, 1996, and activities have consisted primarily of raising capital through a public stock offering, hiring a management team, applying for the necessary licenses to operate as a managed care organization and developing a business plan. The Company expects to receive a license to operate a preferred provider organization (PPO) in April 1997 and a license to operate a health maintenance organization (HMO) in the second or third quarter of 1997.

         Successful completion of the Company's development program and, ultimately, the attainment of profitable operations are dependent upon future events, including achieving a level of revenues adequete to support the Company's cost structure.

(3)      Summary of Significant Accounting Policies

         Principles of Consolidation
         The consolidated financial statements include the financial statements of Pennsylvania Physician Healthcare Plan, Inc. and its three wholly-owned subsidiaries, PPHP HMO, Inc., PPHP PPO, Inc., and Pennsylvania Physicians Care Service Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents
         Cash and cash equivalents include cash and investments with maturities of less than three months when purchased. The cost of these investments approximates fair market value.

         Equipment
         Equipment, consisting principally of office equipment, computer equipment and software, was not placed into service as of December 31, 1996. Therefore, no depreciation expense was recorded for the year ending December 31, 1996.

(3)      Continued

         Deferred Offering Costs
         Through December 31, 1995, the Company deferred certain direct costs of $227,341 incurred in connection with its public stock offering. As of March 1, 1996, the Company had deferred an additional $60,830 of similar costs. Upon completion of the initial stock offering on March 1, 1996, the Company charged $288,171 of deferred offering costs to additional paid-in capital as a direct reduction of the proceeds of such offering.

         Income Taxes
         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Earnings Per Common Share
         Earnings per common share have been computed based upon the weighted average number of common shares outstanding during each period.

         Use of Estimates
         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassifications
         Certain prior period amounts have been reclassified to facilitate comparison with current year reporting presentation.

(4)      Restrictions on Cash

         As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents as of December 31, 1996 may only be used after licensure of the managed care business is attained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

 (5)     Line of Credit

         During 1995, the Company established a line of credit with the Pennsylvania Medical Society Liability Insurance Company in the amount of $800,000. As of December 31, 1995, all advances had been repaid and the line of credit was canceled.

(6)      Common Stock

         The Company's authorized common stock consists of 40,000 shares of Class A, 100,000 shares of Class B, 100 shares of Class C, and 1,000,000 shares of Class D, each with a $.01 par value per share.

         The holders of any shares of common stock of the Company have no preemptive rights. The Company's Bylaws state that any vote of shareholders having the effect of the acquisition of substantially the entire business of the Company by any person, whether in a plan of merger, sale or other disposition of all or substantially all of the assets of the Company, shall require the affirmative vote of ninety percent (90%) of all shareholders entitled to vote.

         The following is a description of each class of common stock:

                  Class A

                  The holder of Class A shares is limited to one vote if and only if the holder of the Class A shares is a practicing physician. The Class A shares may be sold only to a practicing physician or they may be transferred through gift or involuntarily to others. In the event that Class A shares are transferred to others, they become non-voting and such person or persons would have the right to sell the shares only to a practicing physician who then could exercise the right to vote.

(6)      Continued

                  Class B

                  The Class B shares of common stock are non-voting and are only offered to holders of voting Class A shares, and may only be resold to holders of existing Class A shares, or they may be transferred by gift or involuntarily to others.

                  Class C

                  The holders of Class C common stock and the voting holders of Class A common stock shall vote as a class.

                  Class D

                  The Board of Directors may designate one or more subclasses or series, or both of Class D common stock and reserves the right to designate future preferences, limitations and special rights, if any, except that Class D common stock shall not have voting rights.

         Prior to the public stock offering, members of the Board of Directors of the Company subscribed to Class A common stock and paid the Company $123,000. In May 1995, members of the Board of Directors rescinded their decision to subscribe to stock and all the funds were returned by the Company to the individual subscribers.

         During 1995, one share of Class C common stock was issued to each of the 25 members of the Board of Directors for a purchase price of $100 per share. In addition, a subordinated note in the amount of $4,900 was issued to each of the 25 members in exchange for cash. The notes were due in one year or less, without interest. Total cash received from the issuance of the Class C common stock and the subordinated notes payable was $125,000, as follows:

              Issuance of 25 shares of Class C
                common stock, at $100 per share            $     2,500
              Issuance of 25 subordinated notes
                payable, at $4,900 face value each             122,500
                                                         --------------

                        Total                              $   125,000

(6)      Continued

         The Company's Prospectus was effective on July 20, 1995. The minimum offering was established at $16,500,000.

         Once the minimum offering was achieved in December, 1995, each Class C share of common stock, together with each subordinated note payable, was redeemed in exchange for one share of Class A common stock.

         As a result of the stock offering which ended in March, 1996, the Company received gross proceeds of $21,509,000. Expenses associated with the offering totaled $288,171, resulting in net capital additions to the Company of $21,220,829. The Company recorded Class A and B common stock at par of $41 and $11 and paid in capital of $20,207,304 and $1,013473, respectively, from the stock issuance.

(7)      Leases

         At December 31, 1996, the Company is obligated under non-cancelable operating leases for office space and equipment expiring at various dates through December 2001. Rental expense for office space and equipment totaled $27,092 and $2,208 for 1996 and 1995, respectively and $29,300 for the cumulative period from February 15, 1995 (date of inception) to December 31, 1996.

         Future minimum rental payments under the terms of the operating leases at December 31, 1996 are as follows:

                       Years ending December 31,
                       1997                                  $     170,637
                       1998                                        206,151
                       1999                                        210,919
                       2000                                        212,687
                       2001                                        163,050
                                                              ------------
                           Total                              $    963,444

(8)      Income Taxes

         For federal and state income tax purposes, certain organizational expenses incurred by the Company in its development stage are not currently deductible as business expenses. Instead, these expenses accumulate until the Company is actively in business, at which time the expenses are deductible over a period of five years. For the period February 15, 1995 (Date of Inception) to December 31, 1996, the Company incurred expenses totaling $2,977,454 that will, for federal and state income tax purposes, be deferred until future years. In order to recognize the income tax benefit of deducting these expenses in the future, the Company has recorded a deferred income tax benefit totaling $1,202,846, which was reduced by a valuation allowance of $1,202,846. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of management's judgment about the Company's ability to realize the deferred income tax benefit.

         The Company has federal net operating loss carry forwards of $325,000 which will be available to offset future taxable income through December 31, 2011.

         The Company's consolidated financial statements for the period from February 15, 1995 (date of inception) to December 31, 1995 were restated to reflect a change in management's judgement as to the realizability of the deferred income tax benefit arising from deferring recognition, for income tax purposes, of expenses incurred in the Company's development stage.

(9)      Management Agreement

         The Company has contracted with Infinity Management Services, Inc., a wholly owned subsidiary of the Pennsylvania Medical Society Liability Insurance Company, to provide various accounting and administrative services.

(10)     Concentrations of Credit Risk

         The Company maintains cash accounts in excess of federally insured limits. Money market funds are invested in United States Treasury Securities that are guaranteed by the full faith and credit of the United States Government.

                                    Part III

Item 1.  Index to Exhibits.

         2.1      Restated Articles of Incorporation
                  (Incorporated by reference to Exhibit
                  2.1 to Registrant's Form 10-SB filed
                  April 30, 1996)

         2.2      Amended Bylaws
                  (Incorporated by reference to Exhibit
                  3(ii) to Registrant's Form 10-QSB filed
                  August 14, 1996)

         6.1      Licensure/Business Development Phase Services
                  Agreement with Infinity Management Services,
                  Inc. dated March 6, 1996.
                  (Incorporated by reference to Exhibit
                  6.1 to Registrant's Form 10-SB filed
                  April 30, 1996)

         6.2      Executive Employment Agreement dated
                  September 3, 1996, between PPHP Service Corp.
                  and Richard A. Felice                                  40

                               S I G N A T U R E S


                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PENNSYLVANIA PHYSICIAN HEALTHCARE
                                             PLAN, INC.
                                            ------------------------------------
                                                       (Registrant)


Date:  March 25, 1997                        /S/ Richard A. Felice
                                            ------------------------------------
                                            Richard A. Felice, President
                                            (Chief Executive Officer)


Date:  March 25, 1997                        /S/ T. Clark Phillip
                                            ------------------------------------
                                            T. Clark Phillip, Treasurer
                                            (Chief Financial Officer)


                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                  The following persons constitute a majority of the Board of Directors of Registrant.



Date:  March 25, 1997                        /S/ Alan A. Axelson, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Dennis P. DiRenzo, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Gay D. Dunne, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Edward W. Gerner, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Frank H. Guinn, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ George R. Homa, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Marvin T. Hunter, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Alice McCormick, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ John J. Nevulis, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Mark A. Piasio, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Robert S. Pyatt, Jr., M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Saad Sakkal, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Milton D. Soiferman, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1997                        /S/ Jay Anthony Townsend, M.D.
                                            ------------------------------------
                                                                        Director