Form 10QSB
period 1997-03-31
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1997-05-15
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                   Yes  X    No    ,
                                      -----   -----
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,087 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                             (as of April 30, 1997)

                 Transitional Small Business Disclosure Format:
Yes  X   No
   -----   -----

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Balance Sheets (unaudited)

=======================================================================================================================
                                                                                       March 31,          December 31,
Assets                                                                                   1997                 1996
-----------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                           $16,642,825        $17,381,607
  Accrued interest income                                                                  74,363             77,641
  Prepaid expenses                                                                         65,669             45,816
  Income taxes receivable                                                                 166,000            166,000
  Other assets                                                                             45,600             44,000
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   16,994,457         17,715,064
-----------------------------------------------------------------------------------------------------------------------
Equipment (net of accumulated depreciation of $42,000 and $0, respectively)               714,107            647,771

Total assets                                                                           17,708,564         18,362,835
=======================================================================================================================
Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                        220,255            335,106
  Other liabilities                                                                                           22,058
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 220,255            357,164
-----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
  authorized; 4,087 shares issued and outstanding at March 31, 1997
  and December 31, 1996                                                                        41                 41
Class B common non-voting stock, $.01 par value, 100,000 shares authorized; 1,074 shares issued and outstanding at March 31, 1997 and
  December 31, 1996                                                                            11                 11
Additional paid in capital                                                             21,220,777         21,220,777
Deficit accumulated during the development stage                                       (3,732,520)        (3,215,158)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             17,488,309         18,005,671
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $17,708,564        $18,362,835
=======================================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

===============================================================================================================================
                                                                                                              Cumulative Period
                                                                         Three Months        Three Months       From February
                                                                            Ended              Ended           15, 1995 (date
                                                                           March 31,          March 31,        of inception) to
                                                                             1997                1996           March 31, 1997
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Interest income                                                         $ 215,519           $ 231,574          $ 1,343,822
  Other income                                                                 --                  --                 34,412
-------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                               215,519             231,574            1,378,234
-------------------------------------------------------------------------------------------------------------------------------
Expenses:
  Legal fees                                                                 38,113              58,769              438,022
  Consulting services                                                        64,570             620,037            2,477,139
  Operating  expenses                                                       209,731              59,050            1,148,383
  Salary and benefits                                                       410,311               5,899              976,846
  Interest expense                                                             --                  --                 49,838
  Other taxes                                                                10,156               5,000               20,526
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                              732,881             748,755            5,110,754
-------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                   (517,362)           (517,181)          (3,732,520)
-------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit):
  Current                                                                      --                28,450                 --
  Deferred                                                                     --               (28,450)                --
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                  $(517,362)          $(517,181)         $(3,732,520)
===============================================================================================================================
Weighted average common shares                                                5,161               4,853
Weighted average loss per outstanding common share                        $ (100.24)          $ (106.57)
===============================================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Changes In Stockholders' Equity (unaudited)

====================================================================================================================================
                                                                                           Additional     Accumulated
                                    Common Stock Shares        Common Stock Par Value        Paid In    Deficit During The
                                  Class A  Class B  Class C   Class A  Class B  Class C      Capital    Development Stage     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 15, 1995          --       --      --       $ --     $ --     $ --        $ --          $ --              $ --
(date of inception)

Issuance of Class C common
  stock in June, 1995                                 25                           1          2,499                           2,500

Redemption of Class C common
  stock and liquidation of
  subordinated notes payable
  in December, 1995                                  (25)                         (1)        (2,499)                         (2,500)

Issuance  of Class A common
   stock in December, 1995           25                             1                       124,999                         125,000

Issuance  of Class A common
  stock in December, 1995         3,588                            35                    17,939,965                      17,940,000

Issuance  of Class B common
  stock in December, 1995                    918                            9               917,991                         918,000

Net loss                                                                                                   (666,830)       (666,830)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995        3,613      918      --           36       9     --     18,982,955        (666,830)     18,316,170

Issuance  of class A common
  stock January - March, 1996       474                             5                     2,369,995                       2,370,000

Issuance  of class B common
  stock January - March, 1996                156                            2               155,998                         156,000

Charge-off of deferred offering
  costs - March 1, 1996                                                                    (288,171)                       (288,171)

Net loss                                                                                                 (2,548,328)     (2,548,328)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996        4,087       1,074    --          41      11      --    21,220,777      (3,215,158)     18,005,671

Net loss                                                                                                   (517,362)       (517,362)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997           4,087       1,074    --     $    41  $   11   $  --   $21,220,777     $(3,732,520)    $17,488,309
====================================================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

===========================================================================================================================
                                                                                                        Cumulative Period
                                                                Three Months        Three Months          From February
                                                                   Ended               Ended              15, 1995 (date
                                                                 March 31,           March 31,           of inception) to
                                                                    1997                1996              March 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                     $  (517,362)        $  (517,181)             $(3,732,520)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation                                                   42,000                --                     42,000
     Change in assets and liabilities:
      Accrued interest income                                        3,278              (4,583)                 (74,363)
      Prepaid expenses                                             (19,853)             15,047                  (65,669)
      Income taxes receivable                                                             --                   (166,000)
      Other assets                                                  (1,600)               --                    (45,600)
      Deferred income tax benefit                                                      (28,450)                    --
      Accounts payable                                            (114,851)            325,674                  220,255
      Accrued income taxes payable                                                      28,450                     --
      Other liabilities                                            (22,058)              1,809                     --
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                             (630,446)           (179,234)              (3,821,897)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of equipment                                          (108,336)               --                   (756,107)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Receipt of director cash advances                                   --                  --                    123,000
  Return of director cash advances                                    --                  --                   (123,000)
  Borrowings under line of credit                                     --                  --                    717,500
  Payments under line of credit                                       --                  --                   (717,500)
  Proceeds form issuance of subordinated notes payable                --                  --                    122,500
  Proceeds from issuance of common stock                              --             2,521,000               21,386,500
  Deferred offering costs                                             --               (60,830)                (288,171)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                           --             2,460,170               21,220,829
---------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (738,782)          2,280,936               16,642,825
Cash and cash equivalents, beginning                            17,381,607          18,142,948                     --
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, ending                              $16,642,285         $20,423,884              $16,642,825
===========================================================================================================================
Supplemental disclosures:
  Interest Paid                                                $      --           $      --                $    49,838
  Income Taxes Paid                                            $      --           $      --                $   166,000

Non-cash investing and financing activity:
  In December, 1995 25 shares of Class C common stock for a total of $2,500, together with each of 25 subordinated notes payable for a total of $122,500 were redeemed in exchange for 25 shares of Class A common stock.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements for the Three Month Period Ended March 31, 1997 and 1996, and for the Cumulative Period from February 15, 1995 (date of inception) to March 31, 1997 (unaudited)
-------------------------------------------------------------------------------

 (1)     Description of Business

         Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

(2)      Development Stage

         The Company is in its developmental stage as of March 31, 1997, and activities have consisted primarily of raising capital through a public stock offering, hiring a management team, applying for the necessary licenses to operate as a managed care organization and developing a business plan. The Company received a license to operate a preferred provider organization (PPO) in April 1997 and expects to receive a license to operate a health maintenance organization (HMO) in the second or third quarter of 1997.

         Successful completion of the Company's development program and, ultimately, the attainment of profitable operations are dependent upon future events, including achieving a level of revenues adequate to support the Company's cost structure.

(3)      Summary of Significant Accounting Policies

         Unaudited Financial Statements
         The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1996 and reflect, in the opinion of management, all adjustments necessary to fairly state the results of operations for such periods.

         The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations expected for the full year.

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

         Equipment
         Equipment, consisting principally of office equipment, computer equipment and software, is carried at cost. Depreciation is calculated on the accelerated cost recovery method for both financial reporting and income taxes purposes over the estimated useful lives of the assets. As of December 31, 1996, equipment was not placed into service. Therefore, no depreciation expense was recorded for the year ending December 31, 1996.

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

         Reclassifications
         Certain prior period amounts have been reclassified to facilitate comparison with current period reporting presentation.

 (4)     Restrictions on Cash

         As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents as of March 31, 1997 may only be used after licensure of the managed care business is attained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.


 (5)     Income Taxes

         For federal and state income tax purposes, certain organizational expenses incurred by the Company in its development stage are not currently deductible as business expenses. Instead, these expenses accumulate until the Company is actively in business, at which time the expenses are deductible over a period of five years. For the period February 15, 1995 (Date of Inception) to March 31, 1997, the Company incurred expenses totaling approximately $3,014,000 that will, for federal and state income tax purposes, be deferred until future years. In order to recognize the income tax benefit of deducting these expenses in the future, the Company has recorded a deferred income tax benefit totaling $1,224,000, which was reduced by a valuation allowance of $1,224,000. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of management's judgment about the Company's ability to realize the deferred income tax benefit.

         The Company has federal net operating loss carryforwards of $519,000 which will be available to offset future taxable income through December 31, 2011.

Item 2.  Management's Discussion and Analysis on Plan of Operation.
         ----------------------------------------------------------

         There have been no material changes in Registrant's plan of operations as set forth in the December 31, 1996 Form 10-KSB.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits

                  27  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                        Pennsylvania Physician Healthcare
                                        Plan, Inc.
                                        (Registrant)

Date:                                   By:
     --------------------------------     ------------------------------------
                                          Richard A. Felice, President and Chief
                                          Executive Officer


Date:                                   By:
     --------------------------------     ------------------------------------
                                          T. Clark Phillip, Treasurer and Chief
                                          Financial Officer
                                       9