Form 10QSB
period 1997-06-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1997-08-14
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                               Yes [X]       No [ ],


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

           4,087 shares of Class A common stock, $.01 par value per share

           1,074 shares of Class B common stock, $.01 par value per share

                              (as of July 31, 1997)

                 Transitional Small Business Disclosure Format:

Yes  X              No
    ---                 ---

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)


Consolidated Balance Sheets (unaudited)
========================================================================================================================
                                                                                               June 30,      December 31,
Assets                                                                                           1997            1996
------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                              $ 15,729,091    $ 17,381,607
     Accrued interest income                                                                      69,389          77,641
     Prepaid expenses                                                                             55,002          45,816
     Income taxes receivable                                                                     166,000         166,000
     Other assets                                                                                 44,000          44,000
------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                          16,063,482      17,715,064
------------------------------------------------------------------------------------------------------------------------

Equipment (net of accumulated depreciation of $84,000 and $0, respectively)                      864,772         647,771

Total assets                                                                                  16,928,254      18,362,835
========================================================================================================================
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                            171,068         335,106
     Other liabilities                                                                            22,410          22,058
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        193,478         357,164
------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares authorized; 4,087 shares                   41              41
     issued and outstanding at June 30, 1997 and December 31, 1996
Class B common non-voting stock, $.01 par value, 100,000 shares authorized; 1,074 shares              11              11
     issued and outstanding at June 30, 1997 and December 31, 1996
Additional paid in capital                                                                    21,220,777      21,220,777
Deficit accumulated during the development stage                                              (4,486,053)     (3,215,158)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    16,734,776      18,005,671
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $ 16,928,254    $ 18,362,835
========================================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)


Consolidated Statements of Operations (unaudited)
===========================================================================================================================

                                                                                                          Cumulative Period
                                                     Three Months  Three Months  Six Months    Six Months   From February
                                                        Ended         Ended         Ended        Ended      15, 1995 (date
                                                       June 30,      June 30,     June 30,      June 30,   of inception) to
                                                         1997         1996          1997         1996       June 30, 1997
---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                $   214,739   $   252,018   $   430,258   $   483,591   $ 1,558,561
     Other income                                          --            --            --            --          34,412
---------------------------------------------------------------------------------------------------------------------------
Total Revenue                                           214,739       252,018       430,258       483,591     1,592,973
---------------------------------------------------------------------------------------------------------------------------
Expenses:
     Legal fees                                          53,668       133,425        91,781       192,194       491,690
     Consulting services                                 77,802       857,550       142,372     1,478,332     2,554,941
     Operating  expenses                                271,836        59,621       481,567       117,926     1,420,219
     Salary and benefits                                557,498         9,133       967,809        15,032     1,534,344
     Interest expense                                      --            --            --            --          49,838
     Other taxes                                          7,468        48,000        17,624        53,000        27,994
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                          968,272     1,107,729     1,701,153     1,856,484     6,079,026
---------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                               (753,533)     (855,711)   (1,270,895)   (1,372,893)   (4,486,053)
---------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit):
     Current                                               --           9,450          --          37,900          --
     Deferred                                              --          (9,450)         --         (37,900)         --
---------------------------------------------------------------------------------------------------------------------------
Net loss                                            $  (753,533)  $  (855,711)  $(1,270,895)  $(1,372,893)  $(4,486,053)
===========================================================================================================================
Weighted average common shares                            5,161         5,160         5,161         5,007
Weighted average loss per outstanding common share  $   (146.01)  $   (165.84)  $   (246.25)  $   (274.19)
===========================================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Changes In Stockholders' Equity (unaudited)

---------------------------------------------------------------------------------------------------------

                                          Common Stock Shares               Common Stock Par Value
                                    Class A     Class B     Class C    Class A     Class B     Class C
---------------------------------------------------------------------------------------------------------
Balance, February 15, 1995
(date of inception)                   --          --          --        $--         $--          $--

Issuance of Class C common
  stock in June, 1995                                         25                                   1

Redemption of Class C common
  stock and liquidation of
  subordinated notes payable
  in December, 1995                                          (25)                                 (1)

Issuance  of Class A common
   stock in December, 1995            25                                   1

Issuance  of Class A common
  stock in December, 1995          3,588                                  35

Issuance  of Class B common
  stock in December, 1995                        918                                    9

Net loss
========================================================================================================

Balance, December 31, 1995         3,613         918          --          36            9         --

Issuance  of class A common
    stock January - March, 1996      474                                   5

Issuance  of class B common
   stock January - March, 1996                   156                                    2

Charge-off of deferred offering
   costs - March 1, 1996

Net loss
========================================================================================================
Balance, December 31, 1996         4,087       1,074          --          41           11         --

Net loss
========================================================================================================
Balance, June 30, 1997             4,087       1,074          --        $ 41        $  11       $ --
========================================================================================================

[RESTUBBED TABLE]

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Consolidated Statements of Changes In Stockholders' Equity (unaudited)

--------------------------------------------------------------------------------------------
                                        Additional        Accumulated
                                          Paid In      Deficit During The
                                         Capital       Development Stage        Total
--------------------------------------------------------------------------------------------
Balance, February 15, 1995
(date of inception)                    $    --         $      --          $     --

Issuance of Class C common
  stock in June, 1995                      2,499                                 2,500

Redemption of Class C common
  stock and liquidation of
  subordinated notes payable
  in December, 1995                       (2,499)                               (2,500)

Issuance  of Class A common
   stock in December, 1995               124,999                               125,000

Issuance  of Class A common
  stock in December, 1995             17,939,965                            17,940,000

Issuance  of Class B common
  stock in December, 1995                917,991                               918,000

Net loss                                                    (666,830)         (666,830)
======================================================================================

Balance, December 31, 1995            18,982,955            (666,830)       18,316,170

Issuance  of class A common
    stock January - March, 1996        2,369,995                             2,370,000

Issuance  of class B common
   stock January - March, 1996           155,998                               156,000

Charge-off of deferred offering
   costs - March 1, 1996                (288,171)                             (288,171)

Net loss                                                  (2,548,328)       (2,548,328)
======================================================================================
Balance, December 31, 1996            21,220,777          (3,215,158)       18,005,671

Net loss                                                  (1,270,895)       (1,270,895)
======================================================================================
Balance, June 30, 1997              $ 21,220,777        $ (4,486,053)     $ 16,734,776
======================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)


Consolidated Statements of Cash Flows (unaudited)
====================================================================================================================================
                                                                                                                  Cumulative Period
                                                              Three Months    Three Months  Six Months   Six Months   From February
                                                                 Ended            Ended       Ended        Ended    15, 1995 (date
                                                                June 30,        June 30,     June 30,     June 30,  of inception) to
                                                                  1997            1996         1997         1996      June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                              $   (753,533)  $   (855,711)  $ (1,270,895)  $ (1,372,893)  $ (4,486,053)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                            42,000           --           84,000           --           84,000
         Change in assets and liabilities:
            Accrued interest income                               4,974         (1,623)         8,252         (6,205)       (69,389)
            Prepaid expenses                                     10,667         15,100         (9,186)        30,147        (55,002)
            Income taxes receivable                                --          (99,529)          --          (99,529)      (166,000)
            Other assets                                          1,600           --             --          227,341        (44,000)
            Deferred income tax benefit                            --           (9,450)          --          (37,900)          --
            Accounts payable                                    (49,187)      (186,286)      (164,038)       139,388        171,068
            Accrued income taxes payable                           --          (57,021)          --          (28,571)          --
            Other liabilities                                    22,410        (45,000)           352        (43,191)        22,410
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                          (721,069)    (1,239,520)    (1,351,515)    (1,191,413)    (4,542,966)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of equipment                                    (192,665)          --         (301,001)          --         (948,772)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Receipt of director cash advances                             --             --             --             --          123,000
     Return of director cash advances                              --             --             --             --         (123,000)
     Borrowings under line of credit                               --             --             --             --          717,500
     Payments under line of credit                                 --             --             --             --         (717,500)
     Proceeds from issuance of subordinated notes payable          --             --             --             --          122,500
     Proceeds from issuance of common stock                        --             --             --        2,293,659     21,386,500
     Deferred offering costs                                       --             --             --          (60,830)      (288,171)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                        --             --             --        2,232,829     21,220,829
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents           (913,734)    (1,239,520)    (1,652,516)     1,041,416     15,729,091
Cash and cash equivalents, beginning                         16,642,825     20,423,884     17,381,607     18,142,948           --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, ending                          $ 15,729,091   $ 19,184,364   $ 15,729,091   $ 19,184,364   $ 15,729,091
====================================================================================================================================
Supplemental disclosures:
     Interest Paid                                         $       --     $       --     $       --     $       --     $     49,838
     Income Taxes Paid                                     $       --     $    166,000   $       --     $    166,000   $    166,000

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

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements for the Six Month Period Ended June 30, 1997 and 1996, and for the Cumulative Period from February 15, 1995 (date of inception) to June 30, 1997 (unaudited
--------------------------------------------------------------------------------

 (1)     Description of Business

         Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

(2)      Development Stage

         The Company is in its developmental stage as of June 30, 1997, and activities have consisted primarily of raising capital through a public stock offering, hiring a management team, applying for the necessary licenses to operate as a managed care organization and developing a business plan. The Company received a license to operate a preferred provider organization (PPO) in April 1997 and a third party administrator (TPA) license in March 1997. It expects to receive a license to operate a health maintenance organization (HMO) in the third or forth quarter of 1997.

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

         The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations expected for the full year.

         The notes to the financial statements are condensed and may not include all information that is required to be disclosed by generally accepted accounting principles.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the financial statements of Pennsylvania Physician Healthcare Plan, Inc. and its three wholly-owned subsidiaries, Physicians Care HMO, Inc., Physicians Care PPO, Inc., and Pennsylvania Physicians Care Service Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         NEW ACCOUNTING STANDARD
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic earnings per share (EPS), calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, and diluted EPS, calculated the same as basic EPS except that the denominator is increased to include the number of additional common shares that would have been issued if all dilutive potential common shares had been issued. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires the restatement of EPS for all periods presented. On a pro forma basis, the adoption of SFAS No. 128 would not have a material effect on the Company's calculation of primary or fully diluted earnings per share in the accompanying financial statements.

 (4)     Restrictions on Cash

         As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents as of June 30, 1997 may only be used after licensure of the managed care business is attained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

 (5)     Income Taxes

         For federal and state income tax purposes, certain organizational expenses incurred by the Company in its development stage are not currently deductible as business expenses. Instead, these expenses accumulate until the Company is actively in business, at which time the expenses are deductible over a period of five years. For the period February 15, 1995 (Date of Inception) to June 30, 1997, the Company incurred expenses totaling approximately $3,028,000 that will, for federal and state income tax purposes, be deferred until future years. In order to recognize the income tax benefit of deducting these expenses in the future, the Company has recorded a deferred income tax benefit totaling $1,230,000, which was reduced by a valuation allowance of $1,230,000. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of management's judgment about the Company's ability to realize the deferred income tax benefit.

         The Company has federal net operating loss carryforwards of $769,000 which will be available to offset future taxable income through December 31, 2011.

Item 2.  Management's Discussion and Analysis on Plan of Operation.
         ---------------------------------------------------------

         There have been no material changes in Registrant's plan of operations as set forth in the December 31, 1996 form 10-KSB


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Exhibits

                  27       Financial Data Schedule
                  99       New Business Address

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                         Pennsylvania Physician Healthcare
                                         Plan, Inc.
                                         (Registrant)

Date:    _________________________  By:  ______________________________________
                                         Richard A. Felice, President and Chief
                                         Executive Officer


Date:    _________________________  By:  ______________________________________
                                         T. Clark Phillip, Treasurer and Chief
                                         Financial Officer