Form 10QSB
period 1997-09-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1997-11-14
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                Yes  X       No    ,
                                    ---         ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,087 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                            (as of October 31, 1997)

                 Transitional Small Business Disclosure Format:

Yes  X          No
    ---            ---

                                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Balance Sheets (unaudited)


===================================================================================================================================
                                                                                             September 30,            December 31,
Assets                                                                                            1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                               $ 14,875,696            $ 17,381,607
     Accrued interest income                                                                       66,084                  77,641
     Premium receivable                                                                             1,616                    --
     Prepaid expenses                                                                              85,784                  45,816
     Income taxes receivable                                                                      166,000                 166,000
     Other assets                                                                                  44,100                  44,000
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           15,239,280              17,715,064
-----------------------------------------------------------------------------------------------------------------------------------
Equipment (net of accumulated depreciation of $180,013 and $0, respectively)                      846,670                 647,771

Total assets                                                                                   16,085,950              18,362,835
===================================================================================================================================
Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                             197,317                 335,106
     Other liabilities                                                                             23,163                  22,058
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         220,480                 357,164
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares authorized; 4,087 shares                    41                      41
     issued and outstanding at September 30, 1997 and December 31, 1996
Class B common non-voting stock, $.01 par value, 100,000 shares authorized; 1,074 shares               11                      11
     issued and outstanding at September 30, 1997 and December 31, 1996
Additional paid in capital                                                                     21,220,777              21,220,777
Accumulated deficit                                                                            (5,355,359)             (3,215,158)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     15,865,470              18,005,671
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                   $ 16,085,950            $ 18,362,835
===================================================================================================================================


See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Operations (unaudited)


==================================================================================================================================

                                                           Three Months       Three Months          Nine Months        Nine Months
                                                               Ended             Ended                 Ended              Ended
                                                            September 30,     September 30,         September 30,     September 30,
                                                               1997               1996                 1997                1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Premium                                              $    60,242         $      --           $    60,242         $      --
     Interest income                                          208,264             244,208             638,522             727,799
----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                 268,506             244,208             698,764             727,799
----------------------------------------------------------------------------------------------------------------------------------
Expenses:
     Health care services                                      61,334                --                61,334                --
     Legal fees                                                28,846              46,145             120,627             238,339
     Consulting services                                       65,375             556,845             207,747           2,009,462
     Operating expenses                                       341,521             292,579             739,088             436,220
     Salary and benefits                                      541,822             161,827           1,509,631             176,859
     Other taxes                                                2,901                --                20,525              53,000
     Depreciation                                              96,013                --               180,013                --
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                              1,137,812           1,057,396           2,838,965           2,913,880
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                     (869,306)           (813,188)         (2,140,201)         (2,186,081)
----------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit):
     Current                                                     --               (46,500)               --                (8,600)
     Deferred                                                    --                46,500                --                 8,600
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $  (869,306)        $  (813,188)        $(2,140,201)        $(2,186,081)
==================================================================================================================================
Weighted average common shares                                  5,161               5,161               5,161               5,059
Weighted average loss per outstanding common share        $   (168.44)        $   (157.56)        $   (414.69)        $   (432.12)
==================================================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Stockholders' Equity (unaudited)

===================================================================================================================================
                                                                                              Additional
                                           Common Stock Shares       Common Stock Par Value     Paid In     Accumulated
                                      Class A    Class B  Class C   Class A   Class B Class C   Capital       Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995             3,613       918       -       $ 36     $  9       -   $ 18,982,955 $  (666,830) $ 18,316,170

Issuance  of class A common
    stock January - March, 1996          474                            5                       2,369,995                 2,370,000

Issuance  of class B common
   stock January - March, 1996                     156                           2                155,998                   156,000

Charge-off of deferred offering
   costs - March 1, 1996                                                                         (288,171)                 (288,171)

Net loss                                                                                                   (2,548,328)   (2,548,328)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996             4,087     1,074       -         41       11       -     21,220,777  (3,215,158)   18,005,671

Net loss                                                                                                   (2,140,201)   (2,140,201)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997            4,087     1,074       -       $ 41     $ 11  $    -   $ 21,220,777 $(5,355,359) $ 15,865,470
===================================================================================================================================


See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows (unaudited)


==============================================================================================================================

                                                           Three Months      Three Months      Nine Months       Nine Months
                                                              Ended             Ended             Ended             Ended
                                                           September 30,     September 30,     September 30,     September 30,
                                                               1997              1996              1997              1996
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                            $   (869,306)     $   (813,188)     $ (2,140,201)     $ (2,186,081)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
        Depreciation                                           96,013              --             180,013              --
        Change in assets and liabilities:
            Due from related entity                              --              18,531              --              18,531
            Accrued interest income                             3,305             4,727            11,557            (1,478)
            Premium receivable                                 (1,616)             --              (1,616)             --
            Prepaid expenses                                  (30,782)          (52,548)          (39,968)          (22,401)
            Income taxes receivable                              --             (46,500)             --            (146,029)
            Other assets                                         (100)             --                (100)             --
            Deferred income tax benefit                          --              46,500              --               8,600
            Accounts payable                                   26,249           (64,826)         (137,789)           74,562
            Accrued income taxes payable                         --              (1,775)             --             (28,571)
            Other liabilities                                     753              --               1,105           (44,966)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                        (775,484)         (909,079)       (2,126,999)       (2,327,833)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of equipment                                   (77,911)          (66,461)         (378,912)          (66,461)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                      --                --                --           2,521,000
     Deferred offering costs                                     --                --                --             (60,830)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                      --                --                --           2,460,170
------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents         (853,395)         (975,540)       (2,505,911)           65,876
Cash and cash equivalents, beginning                       15,729,091        19,184,364        17,381,607        18,142,948
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, ending                        $ 14,875,696      $ 18,208,824      $ 14,875,696      $ 18,208,824
==============================================================================================================================
Supplemental disclosures:
     Interest Paid                                       $       --        $       --        $       --        $       --
     Income Taxes Paid                                   $       --        $       --        $       --        $    166,000


See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Three and Nine Month Periods Ended September 30, 1997 and 1996.
--------------------------------------------------------------------------------

 (1)     Description of Business

         Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

         The Company received a license to operate a preferred provider organization (PPO) in April 1997 and a third party administrator (TPA) license in March 1997. It expects to receive a license to operate a health maintenance organization (HMO) in the first quarter of 1998.

         Through June 30, 1997 the Company was in the developmental stage and activities consisted primarily of raising capital through a public stock offering, hiring a management team, applying for the necessary licenses to operate as a managed care organization and developing a business plan. In the third quarter of 1997 the Company became operational and, accordingly, all developmental stage references in the accompanying financial statements were removed.

(3)      Summary of Significant Accounting Policies

         Unaudited Financial Statements
         The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1996 and reflect, in the opinion of management, all adjustments necessary to fairly state the results of operations for such periods.

         The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations expected for the full year.

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

         New Accounting Standard
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic earnings per share (EPS), calculated by dividing income available to common shareholders by the weighted-average number of common share outstanding during the period, and diluted EPS, calculated the same as basic EPS except that the denominator is increased to include the number of additional common shares that would have been issued if all dilutive potential common shares had been issued. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires the restatement of EPS for all periods presented. On a pro forma basis, the adoption of SFAS No. 128 would not have a material effect on the Company's calculation of primary or fully diluted earnings per share in the accompanying financial statements.

 (4)     Restrictions on Cash

         As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents as of September 30, 1997 may only be used after an HMO licensure is attained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

 (5)     Income Taxes

         For federal and state income tax purposes, certain organizational expenses incurred by the Company in its development stage are not currently deductible as business expenses. Instead, these expenses accumulate until the Company is actively in business, at which time the expenses are deductible over a period of five years. For the period February 15, 1995 (Date of Inception) to June 30, 1997, the Company incurred expenses totaling approximately $3,028,000 that will, for federal and state income tax purposes, be deferred until future years. In order to recognize the income tax benefit of deducting these expenses in the future, the Company has recorded a deferred income tax benefit totaling $1,230,000. Also, the Company has federal net operating loss carryforwards of $1,059,000 which will be available to offset future taxable income through December 31, 2011.

         The total deferred income tax benefit of $2,289,000 was reduced by a valuation allowance of $2,289,000. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's commencement of operations and lack of operating history.

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

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                       Pennsylvania Physician Healthcare
                                       Plan, Inc.
                                       (Registrant)

Date:    November 14, 1997         By: /s/ Richard A. Felice
         -----------------------       ---------------------------------
                                       Richard A. Felice, President and Chief
                                       Executive Officer


Date:    November 14, 1997         By: /s/ T. Clark Phillip
         -----------------------       ---------------------------------
                                       T. Clark Phillip, Treasurer and Chief
                                       Financial Officer