Form 10KSB
period 1997-12-31
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1998-03-31
CIK 1013325

                                  FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1997
                           -----------------------------------------------------
                                      OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from----------------- to -----------------------------

Commission File Number 0-28390
                      ----------------------------------------------------------
                 PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)
         Pennsylvania                                  23-2795795
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

651 East Park Drive, Harrisburg, PA      17111      (Address of principal executive offices)
--------------------------------------------------------------------------------------------
                                      (Zip Code)

Issuer's telephone number      (800) 671-7747
                          ------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act:
                Class A common stock, $.01 par value per share
                ----------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 1,019,672
                                                        ------------------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. NO TRANSACTIONS WITHIN PAST 60 DAYS.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        4,087 shares of Class A common stock, $.01 par value per share
        --------------------------------------------------------------
        1,074 shares of Class B common stock, $.01 par value per share
        --------------------------------------------------------------
                           (as of December 31, 1997)
Transitional Small Business Disclosure Format (check one): Yes _X_  No___

                                    Part I

[Alternative 2 (Items 6-12 of Model B of Form 1-A)]

Item 6. Description of Business

         Pennsylvania Physician Healthcare Plan, Inc. was organized in February 1995 by Pennsylvania practicing physicians to establish a physician-controlled managed care organization in Pennsylvania. (In this Item 6, "Registrant" refers to Pennsylvania Physician Healthcare Plan, Inc. and its wholly-owned subsidiaries.)

         Registrant operates a managed care organization that offers a preferred provider organization plan ("PPO") in 17 contiguous counties in Pennsylvania to employers and other group purchasers of health care plans, such as unions, trusts, governments and trade associations, as well as to individuals. These counties are:

                  Southcentral Pennsylvania
                  -------------------------

                           Franklin                  Lebanon
                           Adams                     Lancaster
                           Cumberland                Berks
                           Dauphin                   Schuylkill
                           York                      Perry

                  Lehigh Valley
                  -------------

                           Lehigh                    Carbon
                           Northampton

                  Northeastern Pennsylvania
                  -------------------------

                           Lackawanna                Monroe
                           Luzerne                   Wyoming

The PPO covered 2,916 subscribers as of March 3, 1998. In the future, Registrant proposes to extend the operating area of the PPO to all of Pennsylvania and to establish and operate a health maintenance organization plan ("HMO"), first in a few of the 17 counties in Pennsylvania in which the PPO operates, then to all such counties, and eventually throughout Pennsylvania. Registrant may also attempt to have its programs federally qualified to provide services under, and receive payments from, the federal Medicare and/or Medicaid Programs.

         Registrant also provides third party administrator services ("TPA") to its own managed care organization. It is prepared to offer such services to Pennsylvania self-funded plans, independent practice associations, physician organizations, integrated delivery systems, and other provider sponsored organizations engaged in, or affected by, managed care systems; however, to date, it has not done so. Furthermore, Registrant offers consulting services, including feasibility studies and business plan development, to provider sponsored managed care organizations, or persons seeking to establish such organizations, in other states and has entered into one contract to render such services.

         Under the terms of Registrant's Articles of Incorporation, all of the voting stock of Registrant is held by physicians, who, consequently, are able to elect the entire Board of Directors. All directors must be shareholders of the Registrant and Pennsylvania-licensed physicians, podiatrists or oral surgeons. One of the motivating factors in organizing and operating the Registrant was, and continues to be, to have the required policy decisions, including, but not limited to, quality improvement, cost containment, utilization management, treatment policies and practice guidelines, decided upon by the physician directors and committee members of Registrant. Registrant's directors believe that the establishment of such policies by physicians will produce better quality care for subscribers and attract well-qualified physicians and other providers to its provider network.

         On May 9, 1996 Registrant filed an application with the Pennsylvania Department of Health and the Pennsylvania Insurance Department (the "Departments") for a license to operate a risk-assuming PPO. On November 27, 1996 Registrant filed an application with the Departments for a license to operate an HMO. On February 12, 1997, Registrant filed an application with the Insurance Department for a TPA license.

         Registrant's TPA license was granted in March 1997. Registrant's license for the risk-assuming PPO was granted in April 1997. Although Registrant has received approval for HMO forms and procedures, including subscriber agreements, provider agreements, and utilization management and quality improvement policies, Registrant is still in the process of assembling an adequate provider network and, therefore, has not yet been granted an HMO license. Registrant presently intends to submit its provider network for approval and to undergo final site visits between late spring and early summer 1998 and, consequently, expects to receive its HMO license between summer and fall 1998, although Registrant is unable to predict when such license actually will be granted. The HMO may not solicit subscribers until an HMO license is granted.

         Preferred Provider Organizations

         A PPO enters into agreements with health care providers to provide medical care services for its subscribers, who may be individuals or employer groups. A risk-assuming PPO may be responsible for all covered medical care for the subscribers in exchange for a fixed premium. Under Pennsylvania law the PPO may not place its providers at financial risk, such as through capitation payments (as discussed below in the case of an HMO). The provider contracts for a PPO are generally on a discounted fee-for-service basis. Generally, a PPO does not require the subscribers' care to be managed by a pre-selected primary care physician (i.e., a gatekeeper). Registrant began enrollment of employer groups for its initial PPO product in April 1997, with coverage beginning July 1, 1997. As of March 3, 1998, the PPO had enrolled 2,916 subscribers in 73 groups.

         Health Maintenance Organizations

         An HMO is responsible for all covered medical care for its subscribers in exchange for a fixed premium. HMOs typically contract directly with physicians, hospitals and other health care providers to administer medical care to HMO subscribers. These contracts provide for payment to the provider on either a discounted fee-for-service or per diem basis, or through fixed monthly payments ("capitation payments") based on the number of members covered, regardless of the amount of covered medical care provided during that month. Specialty care physician services, in-patient hospitalization and certain other services are often managed by primary care physicians ("gatekeepers") and are subject to pre-authorization requirements. Contracts with health care providers may include shared-risk arrangements and other financial incentives designed to encourage the provision of high-quality and cost-effective health care.

         Third Party Administrators

         A third party administrator manages the operations of a managed care organization or other insurance company, including charging of premiums or settling of claims, on an independent contractor basis for a fee.

1995-1996 Offering

         From July 1995 through March 1996, Registrant sold 4,087 shares of its Class A Voting Common Stock at $5,000 per share and sold 1,074 shares of its Class B Non-Voting Common Stock at $1,000 per share, exclusively to practicing physicians residing in Pennsylvania. The offering was conducted by Registrant without an underwriter. Registrant raised $21,509,000 from investments by almost 4,000 physicians in Pennsylvania. Expenses associated with the offering totaled $288,171, resulting in net proceeds of $21,220,829. Approximately $9,646,000 of the net procceds have been reserved for post HMO licensure activities.

The Managed Health Care Industry

         Managed Care Organizations

         Medical services traditionally have been provided on a fee-for-service basis with insurance companies assuming responsibility for paying all or a portion of such fees.

         As a result of escalating health care costs, employers, insurers and governmental entities have all sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. Like traditional indemnity health care plans, HMOs and other managed health care organizations typically assume most of the financial risk for the delivery of medical care. Unlike traditional indemnity health care plans, however, managed care organizations seek to reduce the cost of medical services through volume discounts from their provider networks and through the reduction of unnecessary medical services by implementing intensive utilization management and quality improvement programs.

         The goal of managed care organizations is to provide subscribers with access to quality health care, while employing a business strategy and management systems designed to encourage more cost-effective use of health care resources. Such cost-containment strategies include: (1) emphasizing preventive care, (2) controlling utilization of specialty care through mandatory primary care physician referrals, (3) reviewing proposed treatment for appropriateness,
(4) encouraging use of the lowest cost medical treatment setting, and (5) monitoring hospital admissions and length of stay.

Plan of Operation

         Registrant's plan of operation entails: (1) marketing its licensed PPO in its initial market areas, (2) securing a license to operate as an HMO and commencing such operations, (3) developing its provider network, (4) marketing its consulting services nationwide, (5) making its licensed TPA services available to persons and medical entities, and (6) substantially completing its managerial and operational structure.

         In order to operate the PPO or an HMO, Registrant will continue to develop systems to deal with: (1) management information, (2) eligibility and premium billing, (3) claims and capitation administration, (4) utilization management, (5) case management, (6) quality improvement, (7) physician credentialing and recruitment, and (8) grievance procedures. Registrant may decide to engage outside vendors to provide certain of these services, such as claims administration and credentialing.

         Registrant took the following steps during 1997 to implement its plan of operation:

                  (1) Worked with the Departments to process the applications for a PPO product and an HMO product.

                  (2) Adopted, with the advice of marketing consultants, the trade name "Pennsylvania Physicians Care" for its managed care products.

                  (3) Obtained a PPO license, began marketing in an initial marketing area of 17 contiguous counties in Pennsylvania, and enrolled 2,916 subscribers as of March 3, 1998.

                  (4) Obtained a TPA license for Pennsylvania.

                  (5) Began marketing its consulting services nationwide.

                  (6) Engaged key employees.

                  (7) Contracted with 31 hospital providers and over 2,822 physician providers for its initial PPO product as of March 9, 1998 (and is in the process of credentialing the physician providers), and engaged providers for other services, such as vision, mental health, pharmacy, laboratory and home health.

                  (8) Contracted with 10 hospital providers and over 358 physician providers for its initial HMO product as of March 9, 1998 (and is in the process of credentialing the physician providers), and engaged providers for other services, such as vision, mental health, pharmacy, laboratory and home health.

                  (9) Contracted for data processing systems for claims processing, eligibility, billing and medical management which is year 2000 compliant.

         Registrant's operations are dependent in part upon efficient and effective data processing and analysis capabilities. The information processed by the systems will enable Registrant to price its services, monitor utilization and other cost factors, and process provider payments. There can be no assurance that Registrant will be able to develop and maintain a management information system which can economically and adequately serve its needs.

         Substantial funds will be required to implement Registrant's plan of operations prior to the time Registrant will first receive revenue in excess of expenses. It is typical for a new managed care organization to experience substantial operating losses for its first several years of operations. It is anticipated that Registrant will incur such operating losses and will have a substantial cash flow deficit following the commencement of its operations until it obtains sufficient subscribers in its market area to meet its administrative costs and its medical and hospital costs. Registrant believes that its current funds are adequate to support its operations as a PPO and the future operations as an HMO, both, in limited areas of Pennsylvania, once it obtains the necessary licensure and approvals until such time as it ceases to incur operating deficits. If this should not prove to be the case, additional financing may be required, and there is no assurance that such financing will be available, if at all, on terms acceptable to Registrant. In addition, since the Departments require managed care organizations to maintain reserves based on premium revenues, Registrant's limited capital will restrain expansion of its business.

Arrangements with the Physician Providers

         Registrant has recruited primary care and specialist physicians for its PPO product. Registrant is negotiating contracts with hospitals and other providers as part of the application process for the license to operate as an HMO. An important factor in the success of Registrant's business will be the development of a network of physician providers in the appropriate numbers in Registrant's geographic markets, the appropriate mix of primary care physicians and specialists and satisfactory financial arrangements between Registrant and its providers.

         The selection of physicians includes a review of licensure, hospital admitting privileges, demonstrated proficiency, written references, patient access, office standards, after-hours coverage, and many other factors, as well as a personal interview.

Arrangements with Other Health Care Providers

         Registrant will deliver necessary preventive, diagnostic, therapeutic, and rehabilitation health care services to subscribers, in part, by contracting with qualified non-physician providers who meet the participation criteria of Registrant. Registrant is negotiating contracts with hospitals and other providers as part of the application process for the license to operate as an HMO. Generally, these contracts will provide that the participating hospitals and other providers will accept as patients subscribers in the Registrant's HMO, will provide to those subscribers all medically necessary services that are ordered by a participating physician that are covered services under the applicable managed care plan, and will bill Registrant according to the parameters set forth in their participation agreement with Registrant. The services provided by hospitals and other providers will be reviewed for quality improvement, utilization management, and risk management by appropriate committees of the Registrant, which are still in the process of organization.

Premium Rates

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

Employees

         As of March 10, 1998 Registrant employed 47 people in various management or clerical positions. Most upper-level management positions have been filled.

         Registrant intends to continue to hire individuals to fill operational positions, which may include, but are not limited to, the following: sales managers, account executives, service representatives, membership services personnel, utilization review personnel, claims processors, medical director, and provider relations personnel.

Management Agreement

         In April 1995 Registrant engaged Infinity Management Services, Inc. ("Infinity"), a subsidiary of Pennsylvania Medical Society Liability Insurance Company ("PMSLIC"), to provide administrative and management services to Registrant. PMSLIC, which is owned by the Pennsylvania Medical Society, writes medical professional liability insurance coverage in Pennsylvania. Infinity provided management services to Registrant subject to the authority and control of Registrant's Board of Directors.

         In March 1996 Registrant and Infinity entered into a new agreement under which Infinity provides similar services until Registrant secures its license from the Departments to operate its business. Until Registrant engaged its own management team in late 1996, Infinity managed the development and implementation of Registrant's business plan, including locating and recommending appropriate third-party service providers. Infinity generally oversaw the activities of Registrant's consultants associated with developing its applications for licenses and the design and development of its start-up operations. Infinity was paid on a fixed monthly retainer of $55,000 through September 1996. Registrant elected the alternative of an hourly fee basis beginning in October 1996, and Infinity continued to provide limited management services to Registrant throughout 1997. During the term of the agreement, Infinity could not provide similar services to any organization offering a managed care insurance product in Pennsylvania. Registrant agreed not to solicit for employment any personnel employed by Infinity during the term of the agreement and for one year thereafter. This agreeement expired by its terms on December 31, 1997. In January 1998, Registrant's subsidiary, Pennsylvania Physicians Care Service Corp., entered into a services agreement with PMSLIC for limited payroll, accounting and information systems services on an hourly fee basis.

Marketing and Sales

         Registrant has hired direct sales representatives to offer membership in Registrant's PPO (or HMO after licensure) to purchasers of health care services, including private and governmental employers and individuals, and will engage independent insurance agents. Registrant's marketing efforts also include media advertising and direct mailings.

         The overall objective of Registrant's marketing strategy is twofold: 1) to enroll membership sufficient to attain financial viability and 2) to do so on a controlled growth basis so that the necessary health resources are available to provide quality services.

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

Competition

         The managed care industry in Pennsylvania is characterized by vigorous competition, and is currently dominated by Aetna-U.S. Healthcare, Keystone Health Plan East, Keystone Health Plan West, Geisinger Health Plan and HealthAmerica.

         Registrant will also compete with other managed care plans that are operating, or may in the future operate, in Registrant's service area, as well as traditional indemnity insurance companies. Based on filing with the Departments, Registrant believes there are approximately 32 HMOs now operating in Pennsylvania. Many of these competitors are significantly larger and better capitalized than Registrant, provide a wider variety of services, have greater experience in operating managed care organizations and have longer established relationships with providers and subscriber groups than does the Registrant, and have well-known names. In addition, larger HMOs may acquire a Pennsylvania HMO, thereby entering the Pennsylvania marketplace and commencing business without the delay of applying for an HMO or PPO license.

         Competition in the highly competitive health care industry has intensified in recent years, primarily due to more aggressive marketing, a proliferation of competing products from new and existing competitors and increased quality and price sensitivity. Employer groups have increasingly demanded new benefit options, including HMOs and PPOs. In addition, some larger employers have adopted self-funded health benefit plans, with plan administration provided by a third-party. Competition largely is based upon product features and price and, in the case of managed health care plans, upon the quality of services provided, the geographic scope and prestige of the provider network, and the medical specialties available.

         Competition may also affect the availability to Registrant of the services of health care providers, including primary care physicians and hospitals.

Licenses

         Certificates of Authority

         Pennsylvania's PPO and HMO laws and regulations (the "Managed Care Laws") require that a PPO and an HMO obtain a Certificate of Authority or license from the Departments before commencing operations.

         Before an HMO license can be issued, the Secretary of Health is required to find that Registrant possesses the ability to assure the availability and accessibility of adequate personnel and facilities, has sufficient arrangements for on-going quality improvement programs and has adequate arrangements for effective provision of basic health services on a pre-paid basis. In addition, the Commissioner of Insurance is required to find that Registrant has a reasonable plan to operate in a financially sound manner and can meet its obligations to subscribers considering working capital and funding sources, reinsurance and payment security, non-recourse against subscribers and net worth requirements.

         In general, the HMO application process commences with an initial information and review meeting with various personnel at the Departments. The application requirements include, among other things, the submission of organizational documents and corporate governance documents such as bylaws, a description of the proposed service area, proposed subscriber contracts and literature, proposed provider contracts and detailed descriptions of (i) the proposed rates and their underlying assumptions, (ii) the arrangements for on-going quality assurance and utilization review, (iii) the credentialing systems for physicians, (iv) incentives for cost control, (v) proposed reinsurance contracts, (vi) insolvency protections and plan and (vii) grievance resolution systems. In addition, the Insurance Department requires the submission of a business plan providing a detailed analysis of the organization and management structure, including identifying key personnel and their respective health insurance experience, discussing, among other things, the basis for the proposed rate structure, intended market and financial projections, consisting of a balance sheet and income statements for a minimum of five years.

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

         As with the Insurance Department, the Department of Health focuses on certain elements of the HMO application in which it is principally concerned, which includes quality improvement, committee structure and operations, quality improvement work plan including the development of ten clinical standards of care, credentialing system, forms and process, provider contracts and grievance system. It will specifically approve an applicant's provider contracts and credentialing forms, at which time the applicant will then be permitted to begin soliciting and credentialing physicians.

         The Department of Health will also conduct a site visit. Prior to that time, the applicant must send to the Department of Health a list of providers and their distribution by type, specialty and geographic location. At the site visit, the Department of Health will review random credentials files to ensure that signed contracts and required credentialing activities have in fact taken place.

         The Departments' review of an HMO application and its submission documents is extremely comprehensive and requires a minimum of 10 to 12 months, but can extend from 18 months to 2 years or more for approval.

         Registrant submitted an HMO license application on November 27, 1996. Although Registrant has received approval for HMO forms and procedures, including subscriber agreements, provider agreements, and utilization management and quality improvement policies, Registrant is in the process of assembling an adequate provider network and, therefore, has not yet been granted an HMO license. Registrant presently intends to submit its provider network for approval and to undergo final site visits between late spring and early summer 1998 and, consequently, expects to receive its HMO license between summer and fall 1998, although Registrant is unable to predict when such license actually will be granted. The HMO may not solicit subscribers until an HMO license is granted.

Federal Qualification

         Registrant may seek federal qualification as an HMO, but there is no assurance that it will obtain such qualification. An advantage of federal qualification is that employers who are subject to minimum wage laws and who employ at least 25 employees must offer to their employees the option of subscribing to a federally qualified HMO plan as an alternative to traditional health insurance. Moreover, failure to obtain federal qualification will prevent Registrant from, in the future, establishing a health care program directed to the Medicaid markets, and will place Registrant at a competitive disadvantage with respect to those employers in Pennsylvania who perceive federal qualification as indicative of a quality HMO. Disadvantages of federal qualification include: the application procedure is expensive and time consuming; in certain instances, the HMO may be required to deliver a higher level of benefits than is required by state authorities; health services must be priced in accordance with federal law; and detailed periodic reports must be submitted to the United States Department of Health and Human Services.

         Until passage of the federal Balanced Budget Act of 1997 ("BBA"), federal qualification was the primary method of establishing the eligibility of an HMO to contract with the Medicare program. BBA, however, created the Medicare+Choices program, which, after January 1, 1999, will be the primary program through which a Medicare beneficiary may elect Medicare coverage through an HMO. Eligibility requirements for HMO participation in Medicare+Choices arise both from new provisions contained in BBA as well as eligibility regulations to be promulgated by the Secretary of the Department of Health and Human Services by June 1, 1998. Although such regulations will be based on the pre-existing requirements for federal qualification, Registrant in unable to predict the substance of such regulations, which could adversely affect Registrant's ability to enter the Medicare market.

Government Regulation and Health Care Industry Reform

         The laws and regulations concerning conduct of a PPO and an HMO restrict how Registrant conducts its business, resulting in additional burdens and costs to the Registrant.

Areas of governmental regulation include mandated benefits, limitation and disclosures of incentives to physicians, licensure, premium rate approval, benefits, service area expansion, quality improvement procedures, plan design, eligibility requirements, provider contracts, subscriber contracts, permissible investments, claims and grievance procedures and rates of payment, underwriting, financial arrangements, financial condition (including reserves) and corporate governance. Registrant will also be required to file quarterly and annual reports with the Insurance Department and Department of Health containing financial statements and other information concerning the operation of Registrant's business.

         There can be no assurance that the regulatory environment in which Registrant operates will not change significantly in the future. Legislative efforts to change the health insurance system have received increased attention in recent years at both the state and national levels. Material changes in applicable federal and state laws and regulations could adversely affect Registrant's business operations. Specifically, managed care insurers are the subject of a growing number of initiatives intended to protect the interests of consumers. Proposed federal and state laws and regulations include, but are not limited to:

                  (1) Mandated benefits, including, but not limited to, minimum stays for childbirth, minimum stays for mastectomies, and direct access to obstetrical/gynecological services without a referral;

                  (2) Emergency room coverage defining "emergency" by what a prudent layperson would believe is an emergency;

                  (3) Expansion of the definition of primary care provider;

                  (4) Open enrollment;

                  (5) Freedom of physicians to discuss all treatment options with their patients;

                  (6) Patient and provider grievance and appeal rights;

                  (7) Elimination of the ERISA preemption of state law causes of action, permitting managed care organizations to be sued for negligence, malpractice, and other torts, thus increasing risk of liability and legal expenses;

                  (8) Requirements that a managed care entity accept any provider willing to accept its payment rates and contracting terms ("any willing provider" statutes), which reduce a managed care entity's ability to control the quality of its provider network.

         On March 16, 1998, the Pennsylvania Senate passed S.B. 100, entitled the Quality Health Care Act, which, if enacted, would impose additional requirements on Registrant that could adversely impact Registrant's business. Such additional requirement include:

                  (1) Prudent layperson standard for determining what constitutes an emergency;

                  (2) In the case of certain illness and conditions, enrollees are entitled to "standing referrals" for specialty care without requiring visits to, and referrals from, the primary care physician;

                  (3) In the case of certain illnesses and conditions, specialists must coordinate the care of an enrollee, not a primary care physician;

                  (4) No financial incentives for "less than appropriate care;"

                  (5) Restrictions on the ability to terminate a provider from the provider network;

                  (6) Enrollees being treated by a provider terminated from the provider network are entitled to continue care for 60 days despite the termination;

                  (7) New enrollees are entitled to continue care with their previous physicians for 60 days, whether or not such physicians are in the provider network;

                  (8) Extensive, mandatory disclosures to enrollees and prospective enrollees as a matter of course and upon request;

                  (9) Penalties for violation of the Act include: injunction, $10,000 fine per occurrence, prohibition of new enrollment, imposition of plan of correction, and restrictions or prohibition on marketing for a second violation;

                  (10) Access to pharmaceuticals not contained in the plan's formulary.

A similar bill is pending in the Pennsylvania House of Representatives.

         Registrant is unable to predict whether any such changes will be implemented or what impact such implementation would have.

Net Worth Requirements

         The Managed Care Laws govern the licensing and operation of PPOs and HMOs in the Commonwealth of Pennsylvania. They require that Registrant maintain a minimum net worth (generally, the Registrant's assets minus its liabilities) of $1,500,000 to operate an HMO and an additional $1,175,000 for a risk-assuming PPO. In practice the Insurance Department requires higher initial amounts equal to one fifteenth of projected fifth year premium revenue. In addition to the net worth requirements, the Managed Care Laws require that Registrant, before commencing the operation of its HMO, deposit with the Insurance Department cash or securities in a minimum amount of $100,000 to insure against the insolvency of Registrant. This deposit requirement is reviewed by the Insurance Department at least annually. If Registrant becomes unable to meet the foregoing deposit and net worth requirements, or any more stringent requirements that may be imposed, Registrant's Certificate of Authority may be revoked.

         Registrant is unable to predict (i) how existing federal or state laws and regulations may be changed or interpreted, (ii) what additional laws or regulations affecting its business may be enacted or proposed, (iii) when any of the proposed laws will be adopted and (iv) what effect any new laws and regulations will have on its business.

Antitrust Considerations

         Antitrust concerns have become central issues in the new managed care environment of the health care industry. Whenever physicians or other health care providers join together to form ventures for the delivery of health care services, including activities conducted by Registrant, antitrust issues may be present. These issues primarily concern conspiracies, combinations and agreements in restraint of competition, price fixing, boycotts, exclusive dealing arrangements, and concerted refusals to deal. Antitrust violations may be asserted and judicial relief may be sought by the United States Department of Justice, the Federal Trade Commission or private litigants. Adverse consequences that can result from legal action include the imposition of treble damages, injunctions, restricting the way Registrant operates, civil or criminal fines and substantial expenses in the form of attorneys' fees and costs. Registrant intends to analyze carefully its business activities against the applicable antitrust laws. However, such analysis will inherently be fact-sensitive and be based upon the comparative pro-competitive and anti-competitive effects of the Registrant's proposed operations. Even with such analysis, there can be no assurance that Registrant's operations will not be challenged on the basis of antitrust violations at some time in the future. In addition, antitrust law in this area is unsettled and future developments could require substantial changes in its method of doing business which could negatively impact the profitability of Registrant. Moreover, if antitrust lawsuits were to be filed against Registrant, it would be forced to incur substantial legal expenses, and if any challenge were successful, Registrant could suffer additional material adverse consequences. Registrant is unable to predict (i) how existing federal or state antitrust laws, regulations, and policies may be changed or interpreted, (ii) what additional antitrust laws, regulations, or policies affecting its business may be enacted or proposed, (iii) when any of the proposed laws, regulations, or policies will be adopted and (iv) what effect any new laws, regulations, or policies will have on its business.

Medicare "Fraud and Abuse" and "Anti-Referral" Concerns

         Under the Medicare and Medicaid Fraud and Abuse law, also known as the Anti-Kickback Statute, a physician is prohibited from (1) soliciting or receiving any remuneration in return for referring a patient to another health care provider; and (2) offering or paying any remuneration to induce the referral of patients to the health care provider. In addition, the federal self-referral law, known as "Stark," prohibits a physician from referring patients for the provision of certain designated health services to an entity in which the physician, or an immediate family member, has a "financial relationship." These designated health services first were restricted to laboratory services ("Stark I"), then were expanded to include, among other things, physical therapy, inpatient and outpatient hospital services and radiology services ("Stark II").

         The prohibitions of the Anti-Kickback and Stark statutes are not absolute. The Stark statute is subject to certain statutory exceptions, as further interpreted by regulation. The Anti-Kickback statute is subject to limited statutory exceptions and regulatory "safe harbors," although it is not necessary that an arrangement comply with a safe harbor in order to withstand Anti-Kickback scrutiny. One of the Stark exceptions which could have a direct impact on Registrant and its participating physicians relates to prepaid plans, including federally qualified HMOs. In addition, the Health Insurance Portability and Accessibility Act of 1996 mandated the addition of an Anti-Kickback safe harbor for risk sharing arrangements. Although the foregoing exception and safe harbor are intended, in part, to permit the activities of HMOs, such as Registrant, and its provider network, Registrant is unable to predict (i) how the existing Anti-Kickback and Stark statutes, regulations, and policies may be changed or interpreted, (ii) what additional Anti-Kickback and Stark statutes, regulations, or policies affecting its business may be enacted or proposed, and (iii) what effect any new laws, regulations, or policies will have on its business.

         The present scope of the Anti-Kickback and Stark statutes are limited to the Medicare (including the Medicare Secondary Payor Program) and Medicaid programs and other federal programs or grants, but legislative action could extend these laws to all payors. Registrant does not presently anticipate that its initial operations will include contracting with the federal or state government to provide services to patients enrolled in Medicare or Medicaid. However, at the time Registrant does participate in Medicare or Medicaid, or otherwise become subject to these laws, its business, operations and provider relationship may not fully comply with these or comparable laws then in effect. Any required restructuring of its business and operations could have a material adverse effect on Registrant.

         Pennsylvania's Workers' Compensation Act prohibits a "provider" from referring a person for, among other services, laboratory, physical therapy, rehabilitation and diagnostic imaging services payable under workers' compensation if that provider has a "financial interest" with the person or in the entity which receives the referral. Registrant may, in the future, contract to provide workers' compensation insurance coverage and services. However, the Pennsylvania Workers' Compensation Act has incorporated by reference as exceptions to its anti-referral prohibition all present and future safe harbor regulations promulgated under the Anti-Kickback Statute and present and future exceptions to Stark. In addition, an exception to the Workers' Compensation Act anti-referral prohibition exists for "coordinated care organizations." Should Registrant enter into contracts for workers' compensation coverage and services, thereby bringing it within the purview of this law, Registrant will be required to comply with the then applicable exceptions and "safe harbors" or qualify as a coordinated care organization.

Item 7.  Description of Property

         Registrant leased approximately 8,300 square feet of office space in Harrisburg, Pennsylvania under a lease expiring in October, 2001. In July, 1997 the office space was increased to 11,200 square feet. In February, 1998 the lease was amended to increase the office space to 13,123 and extended the term of the lease to February, 2003.

Item 8.  Directors, Executive Officers and Significant Employees

         The current directors and officers of the Registrant, and the term of office of each director, are as follows:

                      DIRECTORS WHOSE TERMS EXPIRE AT 1999
                     ANNUAL MEETING OF CLASS A SHAREHOLDERS

Gary C. Brown, M.D., 48, Chairman,
         of Flourtown, PA, is a Professor of Ophthalmology at Thomas Jefferson University School of Medicine and has conducted a medical practice in ophthalmology in the Philadelphia area since 1976. Dr. Brown, a Board certified ophthalmologist, is the Director of the Retinal Vascular Unit at Wills Eye Hospital and an instructor at the American Academy of Ophthalmology. Dr. Brown served as President of Registrant from March, 1995 to November, 1996. He is also a member of Registrant's Executive Committee.

Darlene Ann M. Dunay, D.O., 40,
         of Old Forge, PA, since 1987, has maintained a solo general practice in Old Forge specializing in primary care. She is a diplomat of the National Board of Medical Examiners and is Board certified in family medical practice.

Edward W. Gerner, M.D., 57,
         of Ardmore, PA, has conducted a medical practice in ophthalmology and neuro-ophthalmology in Philadelphia, Pennsylvania since 1976. He is a Clinical Associate Professor for the Departments of Ophthalmology and Neurology at Thomas Jefferson University School of Medicine and Board Certified in Neurology and Ophthalmology. He is also a member of Registrant's Executive Committee.

Lila Stein Kroser, M.D., 65,
         of Philadelphia, PA, has conducted a family medical practice in Philadelphia, PA since 1960. She is a Clinical Associate Professor of Family Medicine at Allegheny MCP.

Alice McCormick, D.O., 51,
         of Canadensis, PA, has been practicing medicine since 1980. She has maintained a practice in internal medicine in Tafton, PA with Mercy Physician Network since July, 1995. She is certified by the National Board of Osteopathic Medicine Examiners.

Herbert C. Perlman, M.D., F.A.C.R., M.P.A., 61, of Carlisle, PA, conducted a medical practice in radiology in Carlisle, Pennsylvania from 1973 to 1997. He is a Board certified diagnostic radiologist. Dr. Perlman is certified by the American Board of Quality Assurance and Utilization Review Physicians. He is a Clinical Associate Professor of Radiology at Thomas Jefferson University School of Medicine and, also, a Clinical Associate Professor of Radiology at the Hershey Medical

         Center, Pennsylvania State University. Dr. Perlman is a member of the Board of Trustees of Carlisle Hospital and Carlisle Hospital and Health Services. He is Chairman of the Board of Alliance for Health PrimeSource. He is also a member of Registrant's Executive Committee.

Jay H. Shah, M.D., 53,
         of Richboro, PA, maintains his family medical practice in Richboro, Pennsylvania. Dr. Shah is certified by the American Board of Family Practice and by the American Board of Quality Assurance and Utilization Review Physicians. Dr. Shah served as Vice President-Medical Affairs of Registrant from April, 1995 to November, 1996. He is also a member of Registrant's Executive Committee.


                      DIRECTORS WHOSE TERMS EXPIRE AT 1998
                     ANNUAL MEETING OF CLASS A SHAREHOLDERS

Gay D. Dunne, M.D., 57,
         of Bellefonte, PA, has conducted a medical practice in dermatology since 1976 and is a Board certified dermatologist. Dr. Dunne is a member of the Executive Committee of the Pennsylvania Academy of Dermatology and the Membership and Manpower Committees of the American Academy of Dermatology.

Leonard P. Harman, D.O., 54,
         of Huntingdon Valley, PA, has conducted a family medical practice in Philadelphia, Pennsylvania since 1974. He is Board certified in family practice by the American Osteopathic Board of General Practice. He is also a member of Registrant's Executive Committee.

George R. Homa, D.O., 47,
         of North Wales, PA, has conducted a family medical practice in Bridgeport, Pennsylvania since 1979. He is Board certified by the American College of Osteopathic General Practitioners and a Clinical Instructor of General Practice at the Philadelphia College of Osteopathic Medicine.

Mark A. Piasio, M.D., 42,
         of DuBois, PA, has been an orthopaedic surgeon since 1989. He is a diplomat of the American Board of Orthopaedic Surgery and the National Board of Medical Examiners and is a fellow of the American Academy of Orthopaedic Surgery and the American College of Surgeons. He is the President of the Clearfield County Medical Society. He is also a member of Registrant's Executive Committee.

James G. Pitcavage, M.D., 64,
         of Edgeworth, PA, has conducted a medical practice in pediatrics since 1965. Dr. Pitcavage is on the Board of Trustees of VHS (a merger of Sewickley Valley Hospital and the Medical Center, Beaver), and Chairman of Children's Health Network (a PHO involving Children's Hospital of Pittsburgh and community physicians). He is also Clinical Associate Professor in the Department of Pediatrics for the University of Pittsburgh School of Medicine.

Robert S. Pyatt, Jr., M.D., 46,
         of Chambersburg, PA, has conducted a medical practice in radiology since 1982. Since January, 1993 he has served as President of Chambersburg Imaging Associates. Since January, 1996 he has also served as Acting Medical Director of Cumberland Valley Health Network, a physician-hospital organization. He is a Board certified radiologist and Fellow of the American College of Radiology. He has been Medical Director of the Radiology Department of Chambersburg Hospital since 1982, and is currently President-Elect of its Medical Staff. Dr. Pyatt is also Clinical Professor of Radiology at the George Washington University School of Medicine, Washington D.C.

Milton D. Soiferman, D.O., 55,
         of Wynnewood, PA, has conducted a medical practice in Philadelphia, Pennsylvania since 1979. He is certified in family practice by the American Osteopathic Board of Family Practice. Dr. Soiferman is a Fellow of the American College of Legal Medicine and a diplomat of the American Academy of Pain Management. He is also a member of Registrant's Executive Committee.

                      DIRECTORS WHOSE TERMS EXPIRE AT 2000
                     ANNUAL MEETING OF CLASS A SHAREHOLDERS

Larry E. Goldstein, M.D., 50,
         of Wynnewood, PA, has conducted a medical practice in urology since 1978. He practices in Philadelphia, Pennsylvania and Turnersville, New Jersey. Dr. Goldstein is a Board certified urologist and a Fellow of the American College of Surgeons. He is an instructor in urology at Thomas Jefferson University School of Medicine and serves on the Board of Directors of the Keystone Kidney Lithotripsy Center. Dr. Goldstein served as Secretary of Registrant from March, 1995 to November, 1996. He is also a member of Registrant's Executive Committee.

Frank H. Guinn, D.O., 61,
         of Huntingdon Valley, PA, has conducted an internal medical practice in Philadelphia, Pennsylvania since 1980. He is the Corporate Medical Director of Green Acres System.

Richard J. Minehart, M.D., 47, Vice Chairman, of Lansdale, PA, has conducted a medical practice in General Surgery since 1983. Dr. Minehart is presently the Chairman of the Medical Executive Committee and President of the Medical Staff at North Penn Hospital. Dr. Minehart served as Treasurer of Registrant from March, 1995 to November, 1996. He is also a member of Registrant's Executive Committee.

John J. Nevulis, M.D., 47,
         of Gwynedd Valley, PA, has conducted a medical practice in orthopaedic surgery in the Philadelphia area since 1977. He is the managing partner of Norristown Orthopaedic Associates, Inc. He is also president of Pennsylvania Orthopedic Network, an independent practice association of orthopedists. He is a Board certified orthopaedic surgeon and Fellow of the American Academy of Orthopaedic Surgeons. Dr. Nevulis served as Executive Vice President of Registrant from March, 1995 to November, 1996. He is also a member of Registrant's Executive Committee.

Saad Sakkal, M.D., 51,
         of Greenville, PA, has been the Medical Director of the Metabolic Care Center of Greenville since 1981 and of the Regional Diabetes Center in Greenville, PA since 1991. He is certified by the American Board in Medicine, Endocrinology and Metabolism, and Geriatric Medicine. From 1993 until 1997, Dr. Sakkal was Secretary-Treasurer of Physicians Independent Practice Association of Mercer County.

Jay Anthony Townsend, M.D., 61,
         of Carlisle, PA, has maintained a family practice in Newville, PA since 1972. Dr. Townsend is president of Carlisle Healthcare Alternatives, Inc.


                            OTHER EXECUTIVE OFFICERS

Richard A. Felice, 43, President and Chief Executive Officer, has been employed by Registrant since September, 1996 and served as President and Chief Executive Officer of Registrant since November, 1996. From July 1994 to September 1996 he was President of Doctors Health Plan, a Durham, North Carolina HMO. From 1993 to July 1994 he was Senior Vice President of Wellmark Healthcare Services, Inc., Wellesley, Massachusetts. From 1985 to 1993, he served as Sales Manager and Regional Vice President of U.S. Healthcare in Blue Bell, Pennsylvania and Waltham, Massachusetts.

T. Clark Phillip, 47, Treasurer and Chief Financial Officer, has been employed by Registrant since September, 1996 and served as Treasurer, Chief Financial Officer and Assistant Secretary of Registrant since November, 1996. From February 1995 until his present position he was Treasurer of Doctors Health Plan, Inc., a Durham, North Carolina HMO. From November 1986 until February 1995, he was Vice President, Finance of HMO Rhode Island, Inc.

Wendy C. Bass, 29, Secretary,
         has been Director of Health Plan Development for Registrant's subsidiaries since September, 1996 and served as Secretary since November, 1996. From June 1994 until her present position she held managerial positions with Doctors Health Plan, a Durham, North Carolina HMO. From June 1993 to June 1994, she was an administrative resident with Coastal Healthcare Group, Inc. Prior thereto she obtained a Masters of Health Administration from Medical College of Virginia.

         All directors were first elected in July, 1995. Registrant's bylaws state that only practicing Pennsylvania physicians, podiatrists or oral surgeons are eligible to serve as directors.

         Dr. Brown has served as Chairman since March, 1995. Dr. Minehart has served as Vice Chairman since March, 1997. All other officers were elected in November, 1996 and serve until the election of their successors, or their earlier resignation or removal.

Item 9.  Remuneration of Directors and Officers

         The following table shows the aggregate annual remuneration from Registrant and its subsidiaries of each of the three highest paid persons who were officers or directors of Registrant during 1997, and for all officers and directors as a group. Each officer commenced employment in September, 1996.

         Name and Principal                               Aggregate
              Position                                  Remuneration

Richard A. Felice, President                              $251,079
T. Clark Phillip, Treasurer                               $122,292
Wendy C. Bass, Secretary                                  $ 66,144
All officers and directors as a group (27)                $439,515(2)

         Mr. Felice is employed under an agreement dated as September 3, 1996, as amended as of September 2, 1997 (the "Agreement"), at an annual salary of $235,000. After the initial contract term, the Agreement automatically renews for additional periods of one year, unless terminated by either party at least 60 days prior to the end of the then term. The Agreement provides for an initial bonus of $5,000 and reimbursement of moving expenses. The Agreement also provides for an annual bonus of up to 20% of base compensation, based on mutually agreed performance criteria. Mr. Felice is entitled to one year's compensation if Registrant fails to renew the Agreement during the first five years. In the event Registrant is restructured so that Mr. Felice is no longer Chief Executive Officer, or if he declines to accept such position under such circumstances, he has the right to terminate the

-----------------------
         (2) In addition, directors are reimbursed for reasonable travel expenses to director and committee meetings.

Agreement and receive severance of $400,000. Under the Agreement he will not, for a period of one year after termination, regardless of the cause of termination, compete with Registrant in any geographic area in which Registrant is then doing business, is licensed, or has a license application pending.

Item 10. Security Ownership of Management and Certain Security Holders

         The following table lists certain information with respect to the Class A voting common stock and Class B non-voting common stock beneficially owned by each of the three highest paid persons who are current officers of the Registrant as of February 6, 1998, as well as the number of shares beneficially owned by all officers and directors as a group on such date. This information has been furnished by such persons.

                                 Class A                          Class B
         Officers                Shares %                         Shares %
         --------                --------                         --------
Richard A. Felice                   0                                0
651 East Park Drive
Harrisburg, PA 17111

T. Clark Phillip                    0                                0
651 East Park Drive
Harrisburg, PA 17111

Wendy C. Bass                       0                                0
651 East Park Drive
Harrisburg, PA 17111

All directors and officers
as a group                          28 less than 1%                  21  2%

         To the knowledge of management, no person beneficially owns more than 10% of any class of the Registrant's securities. Registrant has not granted any options, warrants or rights to purchase any of its securities. The directors of Registrant may be regarded as the "parents" of the Registrant, as that term is defined under the Securities Act of 1933.

Item 11. Interest of Management and Others in Certain Transactions

         None.

                                     Part II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

         Registrant's initial public offering was concluded in early 1996, and no public trading market has yet developed.

         Registrant was organized in February, 1995 and no cash dividends were declared or paid in 1995, 1996 or 1997.

         As of December 31, 1997, there were 3968 record holders of Class A common stock and 356 record holders of Class B common stock.

Item 2. Legal Proceedings

         None.

Item 3. Changes in and Disagreements with Accountants

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Compliance with Section 16(a) of the Exchange Act

         Not applicable.

Item 6. Reports on Form 8-K

         No reports on Form 8-K were filed by Registrant during the last quarter of 1997.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pennsylvania Physician Healthcare Plan, Inc.
Harrisburg, PA

We have audited the accompanying consolidated balance sheets of Pennsylvania Physician Healthcare Plan, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
/S/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 13, 1998

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------
                                                                              December 31,        December 31,
Assets                                                                           1997                 1996
-------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                               $ 14,250,640         $ 17,381,607
     Accrued interest income                                                       65,611               77,641
     Premiums receivable                                                           25,393                    -
     Prepaid expenses                                                              33,485               45,816
     Income taxes receivable                                                       28,853              166,000
     Other assets                                                                  38,100               44,000
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                           14,442,082           17,715,064
-------------------------------------------------------------------------------------------------------------------

Equipment (net of accumulated depreciation of $272,859
     and $0, respectively)                                                        789,589              647,771
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                   15,231,671           18,362,835
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Medical claims liabilities                                                    63,458                    -
     Accounts payable                                                             113,128              335,106
     Accrued expenses                                                              43,500                    -
     Other liabilities                                                             65,000               22,058
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         285,086              357,164
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
     authorized;  4,087 shares issued and outstanding                                  41                   41
Class B common non-voting stock, $.01 par value, 100,000 shares
     authorized;  1,074 shares issued and outstanding                                  11                   11
Additional paid in capital                                                     21,220,777           21,220,777
Accumulated deficit                                                            (6,274,244)          (3,215,158)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     14,946,585           18,005,671
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                   $ 15,231,671         $ 18,362,835
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Operations

----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended          Year Ended
                                                                              December 31,        December 31,
                                                                                 1997                1996
----------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                                                $ 183,222          $         -
     Interest income                                                           836,450              962,258
----------------------------------------------------------------------------------------------------------------

Total Revenue                                                                1,019,672              962,258
----------------------------------------------------------------------------------------------------------------

Expenses:
     Health care services                                                     172,940                     -
     Salary and benefits                                                    2,088,976               534,967
     Operating  expenses                                                    1,124,602               619,503
     Consulting services                                                      259,258             2,100,575
     Legal fees                                                               134,867               285,171
     Other taxes                                                               25,256               (29,630)
     Depreciation                                                             272,859                     -
----------------------------------------------------------------------------------------------------------------

Total expenses                                                              4,078,758             3,510,586
----------------------------------------------------------------------------------------------------------------


Loss before income taxes                                                   (3,059,086)           (2,548,328)
----------------------------------------------------------------------------------------------------------------

Income taxes (benefit):
     Current                                                                        -               (28,571)
     Deferred                                                                       -                28,571
----------------------------------------------------------------------------------------------------------------

Net loss                                                                 $ (3,059,086)          $(2,548,328)
----------------------------------------------------------------------------------------------------------------

Weighted average common shares                                                  5,161                 5,084
Weighted average loss per outstanding common share
  basic and diluted                                                      $    (592.73)            $ (501.24)
----------------------------------------------------------------------------------------------------------------





See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                           Common           Common Stock         Additional
                                        Stock Shares          Par Value           Paid In      Accumulated
                                     Class A   Class B    Class A   Class B       Capital         Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996              3,613      918       $ 36       $ 9      $ 18,982,955    $ (666,830)     $ 18,316,170

Issuance  of class A common
    stock January - March, 1996         474                   5                   2,369,995                       2,370,000

Issuance  of class B common
   stock January - March, 1996                   156                    2           155,998                         156,000

Charge-off of deferred offering
   costs - March 1, 1996                                                           (288,171)                       (288,171)

Net loss                                                                                       (2,548,328)       (2,548,328)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996            4,087    1,074         41        11        21,220,777    (3,215,158)          18,005,671

Net loss                                                                                       (3,059,086)          (3,059,086)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997            4,087    1,074       $ 41      $ 11      $ 21,220,777  $ (6,274,244)        $ 14,946,585
------------------------------------------------------------------------------------------------------------------------------------
















See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------
                                                                             Year ended            Year ended
                                                                             December 31,          December 31,
                                                                                1997                  1996
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                               $ (3,059,086)         $ (2,548,328)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                                            272,859                     -
         Change in assets and liabilities:
            Due from related entity                                                    -                18,531
            Accrued interest income                                               12,030                (1,070)
            Premium receivable                                                   (25,393)                    -
            Prepaid expenses                                                      12,331               (15,669)
            Income taxes receivable                                              137,147              (166,000)
            Other assets                                                           5,900               (44,000)
            Deferred income tax benefit                                                -                28,571
            Medical claims liabilities                                            63,458                     -
            Accounts payable                                                    (221,978)              200,704
            Accrued income taxes payable                                               -               (28,571)
            Accrued expenses                                                      43,500                     -
            Other liabilities                                                     42,942               (22,908)
---------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                         (2,716,290)           (2,578,740)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of equipment                                                     (414,677)             (647,771)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            -             2,526,000
     Deferred offering costs                                                           -               (60,830)
---------------------------------------------------------------------------------------------------------------

Net cash provided from financing activities                                            -             2,465,170
---------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                     (3,130,967)             (761,341)
Cash and cash equivalents, beginning of year                                  17,381,607            18,142,948
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                      $ 14,250,640          $ 17,381,607
---------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Income Taxes Paid                                                      $          -             $ 166,000
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------

(1)      Description of Business

         Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

         The Company received a third party administrator (TPA) license in March 1997 and a license to operate a preferred provider organization
         (PPO) in April 1997. The Company expects to receive a license to operate a health maintenance organization (HMO) in the third quarter of 1998.

         The Managed Care Laws govern the licensing and operation of PPOs and HMOs in the Commonwealth of Pennsylvania. They require that Registrant maintain a minimum net worth (generally, the Registrant's assets minus its liabilities) of $1,500,000 to operate an HMO and an additional $1,175,000 for a risk-assuming PPO. In practice, the Insurance Department requires higher initial amounts equal to one fifteenth of projected fifth year premium revenue. There were no differences in net worth as of December 31, 1997 or net income for 1997 on a statuatory basis as opposed to a GAAP basis.

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

(2)      Summary of Significant Accounting Policies

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

         Equipment
         Equipment, consisting principally of office equipment, computer equipment and software, is carried at cost. Depreciation is calculated on the accelerated cost recovery method for both financial reporting and income taxes purposes over the estimated useful lives of the assets. When changes in business circumstances warrant, the Company reviews the the recoverability of long-lived assets to determine if there has been any permanent impairment. This assessment is based on estimated future undiscounted cash flows compared with the assets carrying value. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated cash flows) would be taken.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------

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

         Medical Claims Liability
         Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information. These accruals are continually monitored and reviewed, and as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

         Revenue Recognition
         Premium is recorded as revenue in the month in which members are entitled to service. Premiums collected in advance are recorded as deferred revenue. Interest income is recorded in the period it is earned.

         Reinsurance
         Premiums paid to reinsurers are reported as health care services expense and the related reinsurance recoveries, if any, are reported as deductions from health care services expense.

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

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards Number 128 "Earnings Per Share" (FASB No. 128). FASB No. 128 requires the presentation of basic earnings per share
         (EPS), calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, and diluted EPS, calculated the same as basic EPS except that the denominator is increased to include the number of additional common shares that would have been isued if all dilutive potential common share had been issued. FASB No. 128 requires the restatement of EPS for all periods presented. The adoption of FASB No. 128 had no effect on the Company's calculation earnings per share in the accompanying financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------

         Use of Estimates
         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard
         In June, 1997 the Financial Accounting Standards Board (FASB) issued FASB No. 130 "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning December 15, 1997. The Company currently has no additional items qualifying as other comprehensive income under FASB No. 130 and, therefore, believes its adoption will not have any impact on the Company's financial position or results of operations

(3)      Restrictions on Cash

         As specified in the prospectus for the public stock offering, approximately $9,646,000 of offering proceeds which are included in the Company's cash and cash equivalents as of December 31, 1997 may only be used after an HMO licensure is attained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

(4)      Equipment

         Equipment owned at December 31, 1997 and 1996 consists of the following:

                                          Useful lives      1997         1996
                                         --------------------------------------
         Capitalized software                3 years     $ 551,893     $460,004
         Data processing equipment           5 years       216,947       92,338
         Furniture and office equipment     5-7 years      280,235       95,429
         Leasehold improvements              5 years        13,373         -
                                         --------------------------------------
           Total equipment                               1,062,448      647,771

         Accumulated depreciation                         (272,859)        -
                                         --------------------------------------
         Equipment(net)                                  $ 789,589     $647,771

         Depreciation expense was $272,859 for the year ended December 31, 1997. As of December 31, 1996, equipment was not placed into service. Therefore, no depreciation expense was recorded for the year ending December 31, 1996.



(5)      Common Stock

         The Company's authorized common stock consists of 40,000 shares of Class A, 100,000 shares of Class B, 100 shares of Class C, and 1,000,000 shares of Class D, each with a $.01 par value per share.

         The holders of any shares of common stock of the Company have no preemptive rights. The Company's Bylaws state that any vote of shareholders having the effect of the acquisition of substantially the entire business of the Company by any person, whether in a plan of merger, sale or other disposition of all or substantially all of the assets of the Company, shall require the affirmative vote of ninety percent (90%) of the votes cast by all shareholders entitled to vote.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------

         The following is a description of each class of common stock:

                  Class A

                  The holder of Class A shares is limited to one vote if and only if the holder of the Class A shares is a practicing physician. The Class A shares may be sold only to a practicing physician or they may be transferred through gift or involuntarily to others. In the event that Class A shares are transferred to others, they become non-voting. The transferee would have the right to sell the shares only to a practicing physician who then could exercise the right to vote.

                  Class B

                  The Class B shares of common stock are non-voting, were only offered to holders of voting Class A shares, and may only be resold to holders of existing Class A shares, or they may be transferred by gift or involuntarily to others.

                  Class C

                  The holders of Class C common stock and the voting holders of Class A common stock shall vote as a class. As of December 31, 1997 and 1996, there were no outstanding shares of Class C common stock.

                  Class D

                  The Board of Directors may designate one or more subclasses or series, or both, of Class D common stock and reserves the right to designate future preferences, limitations and special rights, if any, except that Class D common stock shall not have voting rights. As of December 31, 1997 and 1996, there were no outstanding shares of Class D common stock.

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

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------


(6)      Reinsurance

         The Company has a reinsurance agreement for portions of the risk it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

         There were no reinsurance recoveries for the years ended December 31, 1997 and 1996.

(7)      Commitments

         At December 31, 1997, the Company is obligated under non-cancelable operating leases for office space and equipment expiring at various dates through December 2001. Rental expense for office space and equipment totaled $171,699 and $27,092 for 1997 and 1996, respectively.

         Future minimum rental payments under the terms of the operating leases at December 31, 1997 are as follows:

             Years ending December 31,
             1998                                              206,151
             1999                                              210,919
             2000                                              212,687
             2001                                              163,050
                                                          ------------
                 Total                                    $    792,807

         The Company's subsidiary, Pennsylvania Physicians Care Service Corp., has entered into employment agreements with executive officers of the Company and the Company's subsidiaries. With respect to these officers agreements, the total minimum commitment level of the Company and its subsidiaries over the next two years is approximately $561,000.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------


(8)      Income Taxes

         The net deferred amounts reported by the Company at December 31, 1997 and 1996 are as follows:


                                                      1997               1996
                                                  -----------        -----------
         Deferred tax assets:
            Start up costs                          1,148,518         1,202,846
            Amortization                               18,580           -
            Depreciation                                  968           -
            Net operating loss carryforward         1,394,145           131,300
                                                  -----------        ----------
         Deferred tax asset                         2,562,211         1,334,146

         Valuation allowance                       (2,562,211)       (1,334,146)
                                                  -----------        ----------
         Net deferred tax asset                          -              -
                                                  -----------        -----------

         The Company has Federal net operating losses of approximately $3,450,000 available to offset future income before taxes, which expire in the period from 2011 to 2012. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's commencement of operations and lack of operating history.

(9)      Management Agreement

         In March 1996 the Company engaged Infinity Management Services, Inc. ("Infinity"), a subsidiary of Pennsylvania Medical Society Liability Insurance Company ("PMSLIC"), to provide administrative and management services to the Company. PMSLIC, which is owned by the Pennsylvania Medical Society, writes medical professional liability insurance coverage in Pennsylvania. Until the Company engaged its own management team in late 1996, Infinity managed the development and implementation of the Company's business plan, including locating and recommending appropriate third-party service providers. Infinity generally oversaw the activities of the Company's consultants associated with developing its applications for licenses and the design and development of its start-up operations. Infinity was paid on a fixed monthly retainer of $55,000 through September 1996. The Company elected the alternative of an hourly fee basis beginning in October 1996, and Infinity continued to provide limited management services to the Company throughout 1997. During the term of the agreement, Infinity could not provide similar services to any organization offering a managed care insurance product in Pennsylvania. The Company agreed not to solicit for employment any personnel employed by Infinity during the term of the agreement and for one year thereafter. This agreement expired by its terms on December 31, 1997. In January 1998, Company's subsidiary, Pennsylvania Physicians Care Service Corp., entered into a services agreement with PMSLIC for limited payroll, accounting and information systems services on an hourly fee basis.

(10)     Concentrations of Credit Risk

         The Company maintains cash accounts in excess of federally insured limits. These amount are not significant to the Company's financial statements. Money market funds are invested in United States Treasury Securities that are guaranteed by the full faith and credit of the United States Government.

                                    Part III

Item 1. Index to Exhibits
-------------------------

      2.1   Restated Articles of Incorporation (Incorporated by reference to
            Exhibit 2.1 to Registrant's Form 10-SB filed April 30, 1996)

      2.2 Amended Bylaws (Incorporated by reference to Exhibit 3(ii) to Registrant's Form 10-QSB filed August 14, 1996)

      6.2 Executive Employment Agreement dated September 3, 1996, between PPHP Service Corp. and Richard A. Felice (Incorporated by reference to
            Exhibit 6.2 to Registrant's Form 10-KSB filed March 28, 1997

      6.3 Amendment to Executive Employment Agreement dated as of September 2, 1997, between Pennsylvania Physicians Care Service Corp. and Richard A. Felice

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PENNSYLVANIA PHYSICIAN
                                           HEALTHCARE PLAN, INC.
                                                (Registrant)


Date:  March 25, 1998                        /S/ Richard A. Felice
                                            ----------------------
                                            Richard A. Felice, President
                                            (Chief Executive Officer)


Date:  March 25, 1998                        /S/ T. Clark Phillip
                                            ---------------------
                                            T. Clark Phillip, Treasurer
                                            (Chief Financial Officer)



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         The following persons constitute a majority of the Board of Directors of Registrant.



Date:  March 25, 1998                        /S/ Gary D. Brown, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Darlene Ann M. Dunay, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Gay D. Dunne, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Larry E. Goldstein, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Frank H. Guinn, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Leonard P. Harman, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ George R. Homa, D.O.
                                           ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Alice McCormick, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Richard J. Minehart, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ John J. Nevulis, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Mark A. Piasio, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Robert S. Pyatt, Jr., M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Saad Sakkal, M.D.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Milton D. Soiferman, D.O.
                                            ------------------------------------
                                                                        Director

Date:  March 25, 1998                        /S/ Jay Anthony Townsend, M.D.
                                            ------------------------------------
                                                                        Director