Form 10QSB
period 1998-03-31
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1998-05-14
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                             (as of April 30, 1998)

                 Transitional Small Business Disclosure Format:
Yes  X    No
   -----     -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Balance Sheets (unaudited)

--------------------------------------------------------------------------------------------------------
                                                                        March 31,          December 31,
Assets                                                                    1998                1997
--------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                        $ 13,556,875         $ 14,250,640
     Accrued interest income                                                59,579               65,611
     Premiums receivable                                                    15,972               25,393
     Prepaid expenses                                                       29,596               33,485
     Income taxes receivable                                                28,853               28,853
     Other assets                                                           49,346               38,100
--------------------------------------------------------------------------------------------------------
Total current assets                                                    13,740,221           14,442,082
--------------------------------------------------------------------------------------------------------
Equipment (net of accumulated depreciation of $371,992
     and $272,859, respectively)                                           753,607              789,589
--------------------------------------------------------------------------------------------------------
Total assets                                                            14,493,828           15,231,671
========================================================================================================
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------
Current liabilities:
     Medical claims liabilities                                            215,440               63,458
     Accounts payable                                                      103,455              113,128
     Accrued expenses                                                       25,113               43,500
     Other liabilities                                                      65,000               65,000
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                  409,008              285,086
--------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
     authorized;  4,087 shares issued and outstanding                           41                   41
Class B common non-voting stock, $.01 par value, 100,000 shares
     authorized;  1,074 shares issued and outstanding                           11                   11
Additional paid in capital                                              21,220,777           21,220,777
Accumulated deficit                                                     (7,136,009)          (6,274,244)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                              14,084,820           14,946,585
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $ 14,493,828         $ 15,231,671
========================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Operations (unaudited)

----------------------------------------------------------------------------------------------------
                                                     Three Months Ended          Three Months Ended
                                                      March 31, 1998              March 31, 1997
----------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                            $ 928,238                  $     -
     Interest income                                       180,688                     215,519
----------------------------------------------------------------------------------------------------
Total Revenue                                            1,108,926                     215,519
----------------------------------------------------------------------------------------------------
Expenses:
     Health care services                                  713,076                        -
     Salary and benefits                                   687,780                     410,311
     Operating  expenses                                   390,353                     167,731
     Consulting services                                    59,546                      64,570
     Legal fees                                             18,318                      38,113
     Other taxes                                             2,485                      10,156
     Depreciation                                           99,133                      42,000
----------------------------------------------------------------------------------------------------
Total expenses                                           1,970,691                     732,881
----------------------------------------------------------------------------------------------------
Loss before income taxes                                  (861,765)                   (517,362)
----------------------------------------------------------------------------------------------------
Income taxes (benefit):
     Current                                                  -                           -
     Deferred                                                 -                           -
----------------------------------------------------------------------------------------------------
Net loss                                                $ (861,765)                 $ (517,362)
====================================================================================================
Weighted average common shares                               5,161                       5,161
Weighted average loss per outstanding common
     share - basic and diluted                           $ (166.98)                 $  (100.24)
====================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Stockholders' Equity (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                     Common                 Common Stock             Additional
                                   Stock Shares               Par Value                Paid In           Accumulated
                              Class A      Class B      Class A      Class B          Capital              Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997       4,087        1,074          41           11           21,220,777          (3,215,158)     18,005,671

Net loss                                                                                                 (3,059,086)     (3,059,086)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997     4,087        1,074        $ 41         $ 11         $ 21,220,777        $ (6,274,244)   $ 14,946,585
====================================================================================================================================
Net loss                                                                                                   (861,765)       (861,765)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998        4,087        1,074        $ 41         $ 11         $ 21,220,777        $ (7,136,009)   $ 14,084,820
====================================================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended          Three Months Ended
                                                                       March 31,                  March 31,
                                                                         1998                        1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                      $   (861,765)               $   (517,362)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
        Depreciation                                                     99,133                      42,000
        Change in assets and liabilities:
            Accrued interest income                                       6,032                       3,278
            Premium receivable                                            9,421                        -
            Prepaid expenses                                              3,889                     (19,853)
            Other assets                                                (11,246)                     (1,600)
            Medical claims liabilities                                  151,982                        -
            Accounts payable                                             (9,673)                   (114,851)
            Accrued expenses                                            (18,387)                       -
            Other liabilities                                              -                        (22,058)
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (630,614)                   (630,446)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of equipment                                             (63,151)                   (108,336)
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              (693,765)                   (738,782)
Cash and cash equivalents, beginning of period                       14,250,640                  17,381,607
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $ 13,556,875                $ 16,642,825
==============================================================================================================
Supplemental disclosures:
     Income Taxes Paid                                             $       -                   $       -
==============================================================================================================

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Three Month Periods Ended March 31, 1998 and 1997.
--------------------------------------------------------------------------------

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

(2)      Summary of Significant Accounting Policies

         Unaudited Financial Statements
         The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1997 and reflect, in the opinion of management, all adjustments necessary to fairly state the results of operations for such periods.

         The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations expected for the full year.

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

         When changes in business circumstances warrant, the Company reviews the recoverability of long-lived assets to determine if there has been any permanent impairment. This assessment is based on estimated future undiscounted cash flows compared with the asset's carrying value. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated cash flows) would be taken.

         Medical Claims Liability
         Medical claims liabilities consist of actual claims reported but not paid and estimates of health care services incurred but not reported. The estimated claims incurred but not reported are based on historical data, current enrollment, health service utilization statistics, and other related information. These accruals are continually monitored and reviewed, and, as settlements are made or accruals adjusted, differences are reflected in current operations. Changes in assumptions for medical costs caused by changes in actual experience could cause these estimates to change in the near term.

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

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards Number 128 "Earnings Per Share" (FASB No. 128). FASB No. 128 requires the presentation of basic earnings per share
         (EPS), calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, and diluted EPS, calculated the same as basic EPS except that the denominator is increased to include the number of additional common shares that would have been issued if all dilutive potential common shares had been issued. FASB No. 128 requires the restatement of EPS for all periods presented. The adoption of FASB No. 128 had no effect on the Company's calculation of earnings per share in the accompanying financial statements.

         Use of Estimates
         Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard
         In June 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 130 "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997. The Company currently has no additional items qualifying as other comprehensive income under FASB No. 130 and, therefore, its adoption has not had any impact on the Company's financial position or results of operations.

 (3)     Restrictions on Cash

         As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents as of March 31, 1998 may only be used after an HMO license is obtained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

 (4)     Reinsurance

         The Company has a reinsurance agreement for portions of the risk it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

         There were no reinsurance recoveries for the three month periods ended March 31, 1998 and 1997.

 (5)     Income Taxes

         The net deferred amounts reported by the Company at March 31, 1998 and December 31, 1997 are as follows:

                                                         1998           1997
                                                       -------------------------
                Deferred tax assets:
                  Start up costs                       1,107,052      1,148,518
                  Amortization                            24,111         18,580
                  Depreciation                               968            968
                  Net operating loss carryforward      1,793,747      1,394,145
                                                      --------------------------
                Deferred tax asset                     2,925,878      2,562,211

                Valuation allowance                   (2,925,878)    (2,562,211)
                                                      --------------------------
                Net deferred tax asset                     -              -
                                                      --------------------------

         The Company has Federal net operating losses of approximately $4,418,000 available to offset future income before taxes, which expire in the period from 2011 to 2013. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's commencement of operations and lack of operating history.

Item 2.  Management's Discussion and Analysis on Plan of Operation.

         There have been no material changes in Registrant's plan of operations as set forth in the December 31, 1997 form 10-KSB


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

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                         Pennsylvania Physician Healthcare
                                         Plan, Inc.
                                         (Registrant)

Date:    May 13, 1998                    By:      /S/ Richard A. Felice
      ---------------------------            -----------------------------------
                                         Richard A. Felice, President and Chief
                                         Executive Officer


Date:    May 13, 1998                    By:      /S/ T. Clark Phillip
      ---------------------------            -----------------------------------
                                         T. Clark Phillip, Treasurer and Chief
                                         Financial Officer