Form 10QSB
period 1998-06-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1998-08-12
CIK 1013325

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                              Yes   X   No      .
                                 ------   ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

        4,087 shares of Class A common stock, $.01 par value per share

        1,074 shares of Class B common stock, $.01 par value per share

                             (as of July 31, 1998)

                Transitional Small Business Disclosure Format:

Yes  X   No
   -----   -----

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Balance Sheets (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                         June 30,                      December 31,
Assets                                                                     1998                            1997
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                         $ 12,685,433                     $ 14,250,640
     Accrued interest income                                                 48,526                           65,611
     Premiums receivable                                                      3,574                           25,393
     Prepaid expenses                                                        14,462                           33,485
     Income taxes receivable                                                 28,853                           28,853
     Other assets                                                            31,651                           38,100
---------------------------------------------------------------------------------------------------------------------

Total current assets                                                     12,812,499                       14,442,082
---------------------------------------------------------------------------------------------------------------------

Equipment (net of accumulated depreciation of $472,600
     and $272,859, respectively)                                            719,777                          789,589
---------------------------------------------------------------------------------------------------------------------

Total assets                                                             13,532,276                       15,231,671
---------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Medical claims liabilities                                             494,689                           63,458
     Accounts payable                                                       187,296                          113,128
     Accrued expenses                                                        35,945                           43,500
     Other liabilities                                                        9,675                           65,000
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                   727,605                          285,086
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
     authorized;  4,087 shares issued and outstanding                            41                               41
Class B common non-voting stock, $.01 par value, 100,000 shares
     authorized;  1,074 shares issued and outstanding                            11                               11
Additional paid in capital                                               21,220,777                       21,220,777
Accumulated deficit                                                      (8,416,158)                      (6,274,244)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                               12,804,671                       14,946,585
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                             $ 13,532,276                     $ 15,231,671
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Operations (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                Three Months         Three Months            Six Months                Six Months
                                                   Ended                 Ended                 Ended                     Ended
                                               June 30, 1998         June 30, 1997          June 30, 1998             June 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                  $ 1,141,256         $          --             $ 2,069,494             $        --
     Consulting                                     65,000                    --                  65,000                      --
     Interest income                               156,861               214,739                 337,549                 430,258
-----------------------------------------------------------------------------------------------------------------------------------

Total Revenue                                    1,363,117               214,739               2,472,043                 430,258
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
     Health care services                        1,287,491                    --               2,000,567                      --
     Salary and benefits                           662,554               557,498               1,350,334                 967,809
     Operating  expenses                           456,061               229,836                 846,414                 397,567
     Consulting services                            80,327                77,802                 139,873                 142,372
     Legal fees                                     55,153                53,668                  73,471                  91,781
     Other taxes                                     1,072                 7,468                   3,557                  17,624
     Depreciation                                  100,608                42,000                 199,741                  84,000
-----------------------------------------------------------------------------------------------------------------------------------

Total expenses                                   2,643,266               968,272               4,613,957               1,701,153
-----------------------------------------------------------------------------------------------------------------------------------


Loss before income taxes                        (1,280,149)             (753,533)             (2,141,914)             (1,270,895)
-----------------------------------------------------------------------------------------------------------------------------------

Income taxes (benefit):
     Current                                            --                    --                      --                      --
     Deferred                                           --                    --                      --                      --
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                      $ (1,280,149)        $    (753,533)            $(2,141,914)            $(1,270,895)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares                       5,161                 5,161                   5,161                   5,161
Weighted average loss per outstanding
     common share - basic and diluted            $ (248.04)        $     (146.01)            $   (415.02)            $   (246.25)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Stockholders' Equity (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                     Common                  Common Stock         Additional
                                  Stock Shares                 Par Value           Paid In         Accumulated
                               Class A   Class B          Class A   Class B        Capital           Deficit              Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997       4,087       1,074             41        11         21,220,777        (3,215,158)         18,005,671

Net loss                                                                                            (3,059,086)         (3,059,086)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997     4,087       1,074           $ 41      $ 11       $ 21,220,777      $ (6,274,244)       $ 14,946,585
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                            (2,141,914)         (2,141,914)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998         4,087       1,074           $ 41      $ 11       $ 21,220,777        $ (8,416,158)     $ 12,804,671
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months      Three Months        Six Months         Six Months
                                                               Ended              Ended             Ended              Ended
                                                           June 30, 1998     June 30, 1997      June 30, 1998      June 30, 1997
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                              $ (1,280,149)       $ (753,533)      $ (2,141,914)      $ (1,270,895)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                           100,608            42,000            199,741             84,000
         Change in assets and liabilities:
            Accrued interest income                              11,053             4,974             17,085              8,252
            Premium receivable                                   12,398                --             21,819                 --
            Prepaid expenses                                     15,134            10,667             19,023             (9,186)
            Other assets                                         17,695             1,600              6,449                 --
            Medical claims liabilities                          279,249                --            431,231                 --
            Accounts payable                                     83,841           (49,187)            74,168           (164,038)
            Accrued expenses                                     10,832                --             (7,555)                --
            Other liabilities                                   (55,325)           22,410            (55,325)               352
---------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                          (804,664)         (721,069)        (1,435,278)        (1,351,515)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of equipment                                     (66,778)         (192,665)          (129,929)          (301,001)
---------------------------------------------------------------------------------------------------------------------------------


Net decrease in cash and cash equivalents                      (871,442)         (913,734)        (1,565,207)        (1,652,516)
Cash and cash equivalents, beginning of period               13,556,875        16,642,825         14,250,640         17,381,607
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $ 12,685,433      $ 15,729,091       $ 12,685,433       $ 15,729,091
---------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Income Taxes Paid                                     $         --      $         --       $         --       $         --
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Six Month Periods Ended
June 30, 1998 and 1997.
--------------------------------------------------------------------------------

(1) Description of Business

    Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

    The Company received a third party administrator (TPA) license in March 1997 and a license to operate a preferred provider organization (PPO) in April 1997. The Company expects to receive a license to operate a health maintenance organization (HMO) in the fourth quarter of 1998.

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

    The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations expected for the full year.

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

    When changes in business circumstances warrant, the Company reviews the recoverability of long-lived assets to determine if there has been any permanent impairment. This assessment is based on estimated future undiscounted cash flows compared with the assets' carrying value. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated cash flows) would be taken.

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

(3) Restrictions on Cash

    As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents as of June 30, 1998 may only be used after an HMO license is obtained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

(4) Reinsurance

    The Company has a reinsurance agreement for portions of the risk it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

    There were no reinsurance recoveries for the six month periods ended June 30, 1998 and 1997.

(5) Income Taxes

    The net deferred amounts reported by the Company at June 30, 1998 and December 31, 1997 are as follows:


                                                        1998             1997
                                                  ------------------------------
         Deferred tax assets:
            Start up costs                           1,039,158        1,148,518
            Amortization                                26,325           18,580
            Depreciation                                   968              968
            Net operating loss carryforward          2,377,696        1,394,145
                                                  ------------------------------
         Deferred tax asset                          3,444,147        2,562,211

         Valuation allowance                        (3,444,147)      (2,562,211)
                                                  ------------------------------
         Net deferred tax asset                        --                --
                                                  ------------------------------

         The Company has Federal net operating losses of approximately $5,866,000 available to offset future income before taxes, which expire in the period from 2011 to 2013. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's commencement of operations and lack of operating history.

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

         (b)      Reports on Form 8-K

                  None


                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                      Pennsylvania Physician Healthcare
                                      Plan, Inc.
                                      (Registrant)

Date: August 12, 1998                 By: /s/ Richard A. Felice
      ---------------------               --------------------------------------
                                          Richard A. Felice, President and Chief
                                          Executive Officer


Date: August 12, 1998                 By: /s/ T. Clark Phillip
      ---------------------               --------------------------------------
                                          T. Clark Phillip, Treasurer and Chief
                                          Financial Officer