Form 10QSB
period 1998-09-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1998-11-16
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                   Yes   X     No
                                       ------    ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,087 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                            (as of October 31, 1998)

                 Transitional Small Business Disclosure Format:

                               Yes    X     No
                                   -------    -----------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Balance Sheets (unaudited)

-------------------------------------------------------------------------------------------------------
                                                                           September 30,   December 31,
Assets                                                                        1998            1997
-------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                             $  2,457,795    $ 14,250,640
     Short-term investments                                                   1,552,829            --
     Accrued interest income                                                     85,018          65,611
     Premiums receivable                                                        244,936          25,393
     Income taxes receivable                                                     28,853          28,853
     Other assets                                                                71,354          71,585
-------------------------------------------------------------------------------------------------------

Total current assets                                                          4,440,785      14,442,082
-------------------------------------------------------------------------------------------------------

Long-term investments                                                         8,030,890            --
Equipment (net of accumulated depreciation of $576,741
     and $272,859, respectively)                                                645,383         789,589
-------------------------------------------------------------------------------------------------------

Total assets                                                                 13,117,058      15,231,671
-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------
Current liabilities:
     Medical claims liabilities                                               1,416,040          63,458
     Advance premiums                                                           268,052            --
     Accounts payable                                                            89,215         113,128
     Accrued expenses                                                            33,475          43,500
     Other liabilities                                                           29,000          65,000
-------------------------------------------------------------------------------------------------------

Total current liabilities                                                     1,835,782         285,086
-------------------------------------------------------------------------------------------------------

Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
     authorized;  4,087 shares issued and outstanding                                41              41
Class B common non-voting stock, $.01 par value, 100,000 shares
     authorized;  1,074 shares issued and outstanding                                11              11
Additional paid in capital                                                   21,220,777      21,220,777
Accumulated deficit                                                          (9,961,057)     (6,274,244)
Net unrealized gain on investments, net of taxes                                 21,504            --
-------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                   11,281,276      14,946,585
-------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                 $ 13,117,058    $ 15,231,671
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Operations (unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                           Three Months          Three Months           Nine Months           Nine Months
                                              Ended                 Ended                  Ended                 Ended
                                       September 30, 1998    September 30, 1997     September 30, 1998    September 30, 1997
--------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Premiums                               $ 1,818,428              $ 60,242            $ 3,887,922              $ 60,242
     Consulting                                       -                     -                 65,000                     -
     Interest income                            157,232               208,264                494,781               638,522
--------------------------------------------------------------------------------------------------------------------------------

Total Revenue                                 1,975,660               268,506              4,447,703               698,764
--------------------------------------------------------------------------------------------------------------------------------

Expenses:
     Health care services                     2,017,125                61,334              4,017,692                61,334
     Salary and benefits                        786,613               541,822              2,136,947             1,509,631
     Operating  expenses                        453,874               341,521              1,300,288               739,088
     Consulting services                        108,219                65,375                248,092               207,747
     Legal fees                                  17,125                28,846                 90,596               120,627
     Other taxes                                 33,462                 2,901                 37,019                20,525
     Depreciation                               104,141                96,013                303,882               180,013
--------------------------------------------------------------------------------------------------------------------------------

Total expenses                                3,520,559             1,137,812              8,134,516             2,838,965
--------------------------------------------------------------------------------------------------------------------------------


Loss before income taxes                     (1,544,899)             (869,306)            (3,686,813)           (2,140,201)
--------------------------------------------------------------------------------------------------------------------------------

Income taxes (benefit):
     Current                                          -                     -                      -                     -
     Deferred                                         -                     -                      -                     -
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                   $ (1,544,899)           $ (869,306)          $ (3,686,813)         $ (2,140,201)
--------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares                    5,161                 5,161                  5,161                 5,161
Weighted average loss per outstanding
     common share - basic and diluted         $ (299.34)            $ (168.44)             $ (714.36)            $ (414.69)
--------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Stockholders' Equity (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                        Common            Common Stock     Additional                 Net Unrealized
                                     Stock Shares           Par Value       Paid In      Accumulated  Gain (Loss) on
                                 Class A    Class B    Class A   Class B    Capital        Deficit      Investments       Total
---------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1997           4,087     1,074      $ 41        $ 11   $ 21,220,777  $ (3,215,158)       $ -     $ 18,005,671

Net loss                                                                                   (3,059,086)                 (3,059,086)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997         4,087     1,074        41          11     21,220,777    (6,274,244)         -       14,946,585
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                   (3,686,813)                 (3,686,813)

Change in unrealized gain (loss)
  on investments, net of taxes                                                                            21,504           21,504
---------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998        4,087     1,074      $ 41        $ 11   $ 21,220,777  $ (9,961,057)  $ 21,504     $ 11,281,276
---------------------------------------------------------------------------------------------------------------------------------





See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months        Three Months        Nine Months         Nine Months
                                                            Ended               Ended               Ended               Ended
                                                     September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                             $ (1,544,899)       $   (869,306)       $(3,686,813)        $ (2,140,201)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                          104,141              96,013            303,882              180,013
         Amortization and accretion                              2,248                   -              2,248                    -
         Change in assets and liabilities:
            Accrued interest income                            (36,492)              3,305            (19,407)              11,557
            Premiums receivable                               (241,362)             (1,616)          (219,543)              (1,616)
            Other assets                                       (25,241)            (30,882)               231              (40,068)
            Medical claims liabilities                         921,351                   -          1,352,582                    -
            Advance premiums                                   268,052                   -            268,052                    -
            Accounts payable                                   (98,081)             26,249            (23,913)            (137,789)
            Accrued expenses                                    (2,470)                  -            (10,025)                   -
            Other liabilities                                   19,325                 753            (36,000)               1,105
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                         (633,428)           (775,484)        (2,068,706)          (2,126,999)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investments                               (9,564,463)                  -         (9,564,463)                   -
     Purchases of equipment                                    (29,747)            (77,911)          (159,676)            (378,912)
-----------------------------------------------------------------------------------------------------------------------------------

 Net cash used in investing activities                      (9,594,210)            (77,911)        (9,724,139)            (378,912)
-----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                  (10,227,638)           (853,395)       (11,792,845)          (2,505,911)
Cash and cash equivalents, beginning of period              12,685,433          15,729,091         14,250,640           17,381,607
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                  $  2,457,795        $ 14,875,696        $ 2,457,795         $ 14,875,696
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Income Taxes Paid                                    $          -        $          -        $         -         $          -
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Nine Month Periods Ended September 30, 1998 and 1997.
-------------------------------------------------------------------------------

(1)      Description of Business

         Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

         The Company received a third party administrator (TPA) license in March 1997 and a license to operate a preferred provider organization (PPO) in April 1997. The Company expects to receive a license to operate a health maintenance organization (HMO) in the first quarter of 1999.

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

         The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations expected for the full year.

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

         Investments
         Investments are to be classified in one of three categories and accounted for as follows: 1) debt securities the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes. Management has determined that the entire investment securities portfolio is classified as available-for-sale.

         Premiums and discounts are amortized and accreted over the term of the related securities using a method that approximates the interest method, adjusted for prepayments. Realized gains and losses on the sale of investment securities (determined by the specific identification method) are shown separately in the consolidated statement of operations. A decline in the fair value of any investment below cost that is deemed other than temporary results in a reduction of the carrying amount to fair value through a charge to income. Dividends and interest income are recognized when earned.

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

 (3)     Restrictions on Cash

         As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents and investments as of September 30, 1998 may only be used after an HMO license is obtained; otherwise, such funds, less claims of creditors, must be distributed to the shareholders, unless holders of a majority of the voting shares elect otherwise.

         The Company expects to receive its HMO license four to eight weeks after the Department of Health and Department of Insurance complete their respective site visits in December, 1998 and January, 1999.

         Management believes that cash flow and exsisting funds which are not restricted as to use, will be adequate to meet operating needs until the HMO license is obtained. Should circumstances change and a portion of the restricted funds are required prior to HMO licensure, the Company will follow provisions in the prospectus which allow it to request shareholder approval for the use of a portion of such restricted funds.

 (4)     Reinsurance

         The Company has a reinsurance agreement for portions of the risk it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

         There were no reinsurance recoveries for the nine month periods ended September 30, 1998 and 1997.

(5)      Income Taxes

         The net deferred amounts reported by the Company at September 30, 1998 and December 31, 1997 are as follows:


                                                     1998           1997
                                                  ------------   -----------
             Deferred tax assets:
                Start up costs                        971,264      1,148,518
                Amortization                           34,689         18,580
                Depreciation                              968            968
                Net operating loss carryforward     3,063,350      1,394,145
                                                  ------------   -----------
             Deferred tax asset                     4,070,272      2,562,211

             Valuation allowance                   (4,070,272)    (2,562,211)
                                                  ------------   -----------
             Net deferred tax asset                         -             -
                                                  ------------   -----------

         The Company has Federal net operating losses of approximately $7,545,000 available to offset future income before taxes, which expire in the period from 2011 to 2013. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's lack of profitable operating history.

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

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf by the undersigned, thereunto duly authorized:

                                          Pennsylvania Physician Healthcare
                                          Plan, Inc.
                                          (Registrant)

Date: November 13, 1998               By: /S/ Richard A. Felice
      --------------------------          --------------------------------------
                                          Richard A. Felice, President and Chief
                                          Executive Officer


Date: November 13, 1998               By: /S/ T. Clark Phillip
      --------------------------          --------------------------------------
                                          T. Clark Phillip, Treasurer and Chief
                                          Financial Officer