Form 10KSB
period 1998-12-31
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1999-03-31
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission File Number: 0-28390
                              --------------------

                  PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.
                 (Name of Small Business Issuer in Its Charter)

            Pennsylvania                                        23-2795795
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                        Identification Number)

651 East Park Drive Harrisburg, Pennsylvania                     17111
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (717) 561-7890
                (Issuer's Telephone Number, Including Area Code)
                              --------------------

                Securities registered under Section 12(b) of the
          Exchange Act: None Securities registered under Section 12(g)
                              of the Exchange Act:

                 Class A Common Stock, $.01 par value per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year are $7,335,663.

         The aggregate market value of Class A and Class B Common Stock, held by non-affiliates, based upon the price at which the Class A Common Stock and Class B Common Stock was sold, is $21,353,000.

         As of March 15, 1999, 4,087 shares of Class A Common Stock, $.01 par value per share, and 1,074 shares of Class B Common Stock, $.01 par value per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes _X_  No ___

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                    INFORMATION REQUIRED IN ANNUAL REPORT OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                                     PART I

[Alternative 2 (Items 6-11 of Model B of Form 1-A)]

Item 6.  Description of Business

General

Pennsylvania Physician Healthcare Plan, Inc. ("PPHP") was organized in February, 1995 by Pennsylvania practicing physicians to establish a physician-controlled managed care organization in Pennsylvania.

Industry Overview

Medical services traditionally have been provided on an indemnity basis with insurance companies assuming responsibility for paying all or a portion of each fee charged by each medical care provider. However, due to a variety of reasons, employers, insurers and governmental entities began to seek approaches to deliver and pay for quality health care services more efficiently. HMOs and other managed health care organizations have emerged as integral components in this effort. Like traditional indemnity health care plans, HMOs and other managed health care organizations typically assume most of the financial risk for the delivery of medical care. Unlike traditional indemnity health care plans, managed care organizations seek to reduce the cost of medical services through volume discounts from their provider networks and through cost-containment strategies including:

         o emphasizing preventive care;
         o controlling utilization of specialty care through mandatory primary care physician referrals;
         o reviewing proposed treatment for medical necessity;
         o encouraging use of more cost effective treatment settings; and
         o monitoring hospital admissions and length of stay.

Although managed care concepts have emerged as part of traditional indemnity insurance products, managed care has given rise to completely new forms of insurance, most notably preferred provider organizations and health maintenance organizations. A preferred provider organization, or "PPO", enters into agreements with health care providers to provide medical care services for its members, who may be individuals or employer groups. A risk-assuming PPO may be responsible for all covered medical care for the members in exchange for a fixed premium. Under Pennsylvania law, the PPO may not place its providers at financial risk, such as through capitation (fixed fee) payments as discussed below in the case of a health maintenance organization. The provider contracts for a PPO are generally on a discounted fee-for-service basis. Typically, a PPO does not require the members' care to be managed by a pre-selected primary care physician (i.e., a gatekeeper), but so-called "gatekeeper" PPOs do exist.

A health maintenance organization, or "HMO", is responsible for all covered medical care for its members in exchange for a fixed premium. HMOs typically contract directly with physicians, hospitals and other health care providers to administer medical care to HMO members. These contracts provide for payment to the provider on either a discounted fee-for-service or per diem basis, or through fixed monthly payments ("capitation payments") based on the number of members covered, regardless of the amount of covered medical care provided during that month. Specialty care physician services, inpatient hospitalization and certain other services are often managed by primary care physicians ("gatekeepers") and are subject to pre-authorization requirements. Contracts with health care providers may include certain financial incentives designed to encourage the provision of high-quality and cost-effective health care.

Companies providing managed care services, however, do not always provide services directly to the ultimate consumer. A third party administrator, or "TPA", may provide or manage some or all of the operations of a self-funded plan, managed care organization, or other insurance company, including the charging of premiums or settling of claims. The TPA, acting in the capacity of an independent contractor, earns a fee for these services, while the self-funded plan, managed care organization, or other insurance company remains responsible for the health care expenditures incurred by the beneficiaries of its policies.

Pennsylvania Physician Healthcare Plan, Inc.

On May 9, 1996 PPHP filed an application with the Pennsylvania Department of Health (the "Department of Health") and the Pennsylvania Insurance Department (the "Insurance Department") (together, the "Departments") for a license to operate a risk-assuming PPO. PPHP's license was granted in April, 1997. Pursuant to this license, PPHP operates a managed care organization that offers a preferred provider organization plan in 18 contiguous counties in Pennsylvania to employers and other group purchasers of health care plans. These counties are:

         Southcentral Pennsylvania:

                o   Franklin              o   Lebanon
                o   Adams                 o   Lancaster
                o   Cumberland            o   Berks
                o   Dauphin               o   Schuylkill
                o   York                  o   Perry
                o   Fulton

         Lehigh Valley:

                o   Lehigh
                o   Northampton

         Northeastern Pennsylvania:

                o   Carbon
                o   Lackawanna
                o   Monroe
                o   Luzerne
                o   Wyoming

PPHP began marketing its initial PPO product to employer groups in April, 1997, with coverage beginning July 1, 1997. The PPO covered 14,492 members as of March 1, 1999. Revenues from PPHP's PPO accounted for 0%, 18% and 90.3% of PPHP's total revenues for the years 1996, 1997 and 1998, respectively.

On November 27, 1996 PPHP filed an application with the Departments for a license to operate an HMO. On March 22, 1999 PPHP's license was granted, permitting it to operate in Dauphin, Berks and Cumberland Counties. PPHP will continue to assemble an adequate provider network for its HMO in the remaining 15 counties of its current PPO service area. The HMO has not been able to solicit members until the HMO license was granted.

On February 12, 1997, PPHP filed an application with the Insurance Department for a license to provide third party administrator services. This license was granted in March, 1997. Pursuant to this license, PPHP provides TPA services to its own managed care organization. In the future, it may offer such services to Pennsylvania self-funded plans, independent practice associations, physician organizations, integrated delivery systems, and other provider sponsored organizations engaged in, or affected by, managed care systems. However, to date, it has chosen to concentrate on PPO member growth, and has no current plans to pursue this line of business actively. Furthermore, PPHP offers consulting services, including feasibility studies and business plan development, to provider sponsored managed care organizations, or persons seeking to establish such organizations, in other states and has performed one contract to render such services.

Proposed Expansion

PPHP's PPO currently operates in 18 contiguous counties in Pennsylvania and PPHP has obtained approval to operate its HMO in three of these counties. In addition, on March 19, 1999, PPHP applied for a certificate of authority with the Department of Health to operate its PPO in three additional counties in
Pennsylvania: Wayne, Pike and Susquehanna. PPHP's plan of operation contemplates the expansion of its PPO and HMO operations beyond these service areas and throughout Pennsylvania. PPHP has no current plans to operate a PPO or an HMO in any other state.

1995-1996 Offering

From July, 1995 through March, 1996 PPHP sold 4,087 shares of its Class A voting common stock at $5,000 per share and 1,074 shares of its Class B non-voting common stock at $1,000 per share, exclusively to practicing physicians residing in Pennsylvania. The offering was conducted by PPHP without an underwriter. PPHP raised $21,509,000 from investments by almost 4,000 physicians in Pennsylvania. Expenses associated with the offering totaled $288,171, resulting in net proceeds to PPHP of $21,220,829. Approximately $9,691,000 of the net proceeds was reserved for post-HMO licensure activities. However, this amount was reduced by vote of PPHP's shareholders (see "-Recent Developments - Special Meetings of Shareholders").

Recent Developments

Special Meetings of Shareholders. At a Special Meeting of Shareholders held on January 9, 1999, the holders of PPHP's Class A voting common stock (the "Class A Shares") and Class B non-voting common stock (the "Class B Shares") approved a Plan of Recapitalization and Amended and Restated Articles of Incorporation of PPHP. The recapitalization changed the voting rights of the Class A Shares, created new classes of both common and preferred stock, provided for the conversion of the outstanding Class A Shares and Class B Shares to shares of a new class of voting common stock and simplified the shares of PPHP by eliminating the Class C common stock and Class D common stock of PPHP (no shares of which had been outstanding).

The rights of Class A Shares were modified to provide that, upon the issuance by PPHP of any shares of common stock, holders of Class A Shares will be entitled to cast 400 votes for each share of Class A common stock held on all matters presented to the shareholders for a vote. The holders of Class A Shares previously had only one vote per person regardless of the number of shares held. The purpose of this change was to assure that the voting rights of the holders of the Class A Shares were equal to those of holders of shares of the new class of common stock into which they are convertible. The recapitalization did not provide for any change in the voting rights of the Class B Shares, which are non-voting except where required by law.

The Class A Shares and Class B Shares were changed to permit the voluntary conversion into a new class of voting common stock on or after January 11, 1999 at the election of the holder and to require conversion effective as of January 1, 2000. The conversion ratio is 400 shares of common stock for each Class A Share and 100 shares of common stock for each Class B Share. The conversion ratio is subject to adjustment in the event of a stock split, stock dividend, distribution or other transaction affecting the common stock prior to conversion. All Class A and Class B Shares will also automatically convert to shares of common stock on the day before the occurrence of any of the following events:

         o a reclassification or change of the outstanding common stock (except a stock split or a combination of shares);
         o a consolidation or merger of PPHP (except a merger in which PPHP survives without a reclassification or change of PPHP's common stock, except for a split or combination of shares); or
         o the sale or conveyance (except if the sale or conveyance is for cash followed by the immediate distribution of such cash to the shareholders of PPHP) to another corporation of all or substantially all of PPHP's property.

Holders who elect to convert their Class A Shares or Class B Shares to common stock must convert all of such shares. As of March 17, 1999, no Class A Shares or Class B Shares had been converted by the holders thereof into shares of common stock.

After the conversion, PPHP's only outstanding class of shares of stock will be common stock.

The shareholders of PPHP also approved Amended and Restated Articles of Incorporation pursuant to which PPHP's shareholder eligibility requirements were expanded to include certain "health professionals" and present and former employees of PPHP. The term "health professional" includes physicians, podiatrists, dentists, oral surgeons, optometrists, pharmacists, chiropractors, nurses, nurse practitioners, physical and occupational therapists, physicians' assistants, and other similarly licensed professional persons.

Additionally, the holders of Class A Shares approved the adoption of the Pennsylvania Physician Healthcare Plan, Inc. Stock Option Plan which provides for the grant to officers and full-time employees of PPHP of up to 200,000 shares of common stock. See "Item 9. Remuneration of Directors and Officers - Stock Option Plan."

The purposes of these shareholder actions were:

         o to simplify PPHP's share structure;
         o to increase the liquidity of the shares in the capital markets;
         o to enhance the marketability of PPHP's shares and its ability to raise capital;
         o to expand the pool of potential investors who are eligible to purchase PPHP's shares to include other licensed or retired health professionals who are not physicians and their practice groups and retirement plans;
         o to increase the transferability of PPHP's shares to other health professionals;
         o to allow PPHP's employees to acquire and retain shares of PPHP; and
         o to provide option shares to be awarded to management and full-time employees of PPHP and its subsidiaries, directors and consultants as a performance incentive.

At a Special Meeting of Shareholders held on February 3, 1999, the holders of the Class A Shares approved a reduction in the amount of net proceeds from the 1995-1996 offering required to be retained by PPHP for post-HMO licensure activities to $5,000,000 in order to allow any excess to be employed by PPHP in the operations of its PPO and other activities while it continued to seek its HMO license.

In addition to the above actions, PPHP is currently seeking approval of the holders of Class A Shares of an amendment to PPHP's Bylaws to reduce the affirmative vote required to approve the sale or transfer of all or substantially all of the business or assets of PPHP from 90% of the votes able to be cast by all shareholders entitled to vote to 662/3% of the votes able to be cast by all shareholders entitled to vote.

Amendment of Bylaws. Prior to October 3, 1998, PPHP's Bylaws provided that all directors were required to be shareholders of PPHP and Pennsylvania licensed physicians, podiatrists or oral surgeons. On October 3, 1998, PPHP's Board of Directors adopted an amendment to the Bylaws to provide that at least two-thirds of the directors must be actively practicing medical doctors or doctors of osteopathy.

Recent Legislation. On June 17, 1998, the Pennsylvania legislature enacted legislation (Act No. 1998-68) that required PPHP to resubmit its HMO forms and procedures to the Insurance Department for approval. On January 26, 1999 the Insurance Department approved PPHP's forms and procedures.

Plan of Operation

PPHP's plan of operation entails:

o Marketing its licensed PPO in its initial market areas: During 1997 and 1998, PPHP worked with the Departments to process its application for a PPO product, obtained its PPO license, began marketing in 18 contiguous counties in Pennsylvania, and enrolled 14,492 members as of March 1, 1999.

o Securing a license to operate as an HMO initially in three counties and thereafter in the entire market area served by its PPO: During 1997 and 1998, PPHP worked with the Departments to process its application for an HMO product and assembled a provider network. PPHP's HMO license for three counties was issued on March 22, 1999.

o Expanding its provider network in its market area and in other counties in Pennsylvania in which it wishes to operate: PPHP (1) had contracted with 47 hospital providers and over 4,832 physician providers for its PPO product as of March 22, 1999 (and is in the process of credentialing additional physician providers), and engaged providers for other services and (2) had contracted with 8 hospital providers and over 517 physician providers for its HMO product as of March 22, 1999 (and is in the process of credentialing additional physician providers), and engaged providers for other services.

o Marketing its consulting services: During 1997 and 1998, PPHP began marketing its consulting services. In the third quarter of 1998, PPHP completed a feasibility study for a physician organization located in Texas and is actively seeking additional engagements.

o Making its licensed third party administrator services available to individual practitioners and medical entities: During 1997 and 1998, PPHP obtained a TPA license for Pennsylvania. To date, however, PPHP has concentrated on developing the growth of its PPO member base.

o Recruiting additional managers and staff, as required by its business and to support expansion: During 1997 and 1998, PPHP engaged key employees, contracted for data processing systems for claims processing, eligibility, billing and medical management which are year 2000 compliant (see "- Year 2000") and adopted the trade name "Pennsylvania Physicians Care" for its managed care products.

o Expanding its service territory beyond its current market area of 18 counties and ultimately throughout Pennsylvania: Following the anticipated licensing of its HMO in the same 18 counties in which its PPO is licensed, and the further development of its provider network, PPHP's goal is to expand its service area to other markets throughout Pennsylvania. PPHP is awaiting approval to operate its PPO in three additional counties in Pennsylvania.

In order to operate the PPO and the HMO, PPHP has developed systems to deal with:

   o management information;
   o eligibility and premium billing;
   o claims and capitation administration;
   o utilization management;
   o case management;
   o quality improvement;
   o physician credentialing and recruitment; and
   o grievance procedures.

Arrangements with the Physician Providers

PPHP has negotiated and continues to negotiate contracts with hospitals and other providers for inclusion in its PPO and HMO provider networks. An important factor in the success of PPHP's business will be the development of a network of physician providers in the appropriate numbers in PPHP's geographic markets, the appropriate mix of primary care physicians and specialists and satisfactory financial arrangements between PPHP and its providers.

The selection of physicians includes a review of licensure, hospital admitting privileges, demonstrated proficiency, patient access, office standards, after-hours coverage and many other factors.

Arrangements with Other Health Care Providers

PPHP will provide for the delivery of necessary preventive, diagnostic, therapeutic, and rehabilitation health care services to members, in part, by contracting with qualified non-physician providers who meet the participation criteria of PPHP. PPHP has negotiated and continues to negotiate contracts with hospitals and other providers on behalf of its HMO. Generally, these contracts provide that the participating hospitals and other providers will accept as patients members in PPHP's HMO, will provide to those members all medically necessary services that are ordered by a participating physician that are covered services under the applicable managed care plan, and will bill PPHP according to the parameters set forth in their participation agreement with PPHP. The services provided by hospitals and other providers will be reviewed for quality improvement, utilization management, and risk management by appropriate committees of PPHP, which have been organized.

Premium Rates

PPHP's primary source of revenue will be the premiums paid by or on behalf of members in its PPO and its HMO. PPHP intends to structure its benefit plans and set its premium rates to be competitive with other health insurance programs available in Pennsylvania. The premium rates and benefits are and will be consistent with state and federal laws regulating PPOs and HMOs and, in the case of the HMO, have been approved by the Departments as part of the application process.

Employees

As of March 19, 1999 PPHP employed 62 people in various management or clerical positions, 60 of whom were full-time employees.

As PPHP grows, it intends to continue to hire individuals to fill operational positions, which may include the following: sales managers, account executives, service representatives, membership services personnel, utilization review personnel, claims processors and provider relations personnel.

Management Agreement

In April, 1995 PPHP engaged Infinity Management Services, Inc. ("Infinity"), a subsidiary of Pennsylvania Medical Society Liability Insurance Company ("PMSLIC"), to provide administrative and management services to PPHP. PMSLIC, which is majority-owned by Medical Group Holdings, Inc., writes medical professional liability insurance coverage in Pennsylvania. Infinity provided management services to PPHP subject to the authority and control of Company's Board of Directors.

In March, 1996 PPHP and Infinity entered into a new agreement under which Infinity provided similar services until PPHP secured its license from the Departments to operate its business. Until PPHP engaged its own management team in late 1996, Infinity managed the development and implementation of PPHP's business plan, including locating and recommending appropriate third-party service providers. Infinity generally oversaw the activities of PPHP's consultants associated with developing its applications for licenses and the design and development of its start-up operations. Infinity was paid a fixed monthly retainer of $55,000 through September, 1996. PPHP elected the alternative of an hourly fee basis beginning in October, 1996, and Infinity continued to provide limited management services to PPHP throughout 1997. During the term of the agreement, Infinity could not provide similar services to any organization offering a managed care insurance product in Pennsylvania. PPHP agreed not to solicit for employment any personnel employed by Infinity during the term of the agreement and for one year thereafter. This agreement expired by its terms on December 31, 1997. In January, 1998, PPHP's wholly-owned subsidiary, Pennsylvania Physicians Care Service Corp., which provides all administrative services to PPHP and its other subsidiaries, entered into a services agreement with PMSLIC for limited payroll, accounting and information systems services on an hourly fee basis. This agreement supercedes all prior agreements with Infinity.

Marketing and Sales

PPHP has hired direct sales representatives to offer membership in PPHP's PPO and HMO to purchasers of health care services, including private and governmental employers, and will contract with independent insurance agents to make sales for it on a commission basis. PPHP's marketing efforts also include media advertising and direct mailings.

The overall objective of PPHP's marketing strategy is twofold: (1) to enroll membership sufficient to attain financial viability and (2) to do so on a controlled growth basis so that the necessary health resources are available to provide quality services.

Members will join PPHP's PPO or HMO primarily through employer groups. In many instances, employers offer employees a choice of coverage by a managed care company or an indemnity health insurer. Employees may select their desired health coverage during a designated period (usually one month annually). New employees make their selections at the time of employment. Employers generally pay all or part of the monthly charges and make payroll deductions for any portion of the premium not provided as an employee benefit.

Competition

HMOs and PPOs operate in a highly competitive environment. Competition in the health care industry has intensified in recent years, primarily due to more aggressive marketing, a proliferation of competing products from new and existing competitors and increased quality and price sensitivity. Employer groups have increasingly demanded new benefit options, including HMOs and PPOs.

The managed care industry in Pennsylvania is characterized by vigorous competition, and is currently dominated by Aetna-U.S. Healthcare, Independence Blue Cross, Keystone Health Plan East, Keystone Health Plan West, Keystone Health Plan Central, Highmark, Inc., Geisinger Health Plan, First Priority, Blue Cross of Northeastern Pennsylvania and HealthAmerica.

PPHP will also compete with other managed care plans that are operating, or may in the future operate, in PPHP's service area, as well as traditional indemnity insurance companies. Based on filings with the Departments, PPHP believes there are approximately 33 HMOs now operating in Pennsylvania; and several larger employers have adopted self-funded health benefit plans, with plan administration provided by a third-party. Managed care companies may be able to compete against PPHP in many ways, including by:

         o having a larger and stronger capitalization;

         o providing a wider variety of products and services;
         o offering more attractive pricing;
         o having a larger geographic territory or one with a higher population density;
         o having greater experience in operating managed care organizations;
         o having longer established relationships with providers and member groups; and
         o having well-known names.

In addition, larger HMOs may acquire a Pennsylvania HMO, thereby entering the Pennsylvania marketplace and commencing business without the delay of applying for an HMO or PPO license.

Competition may also affect PPHP's ability to obtain the services of health care providers, including primary care physicians and hospitals.

Government Regulation and Health Care Industry Reform

The laws and regulations concerning conduct of a PPO and an HMO restrict how PPHP conducts its business, resulting in additional burdens and costs to PPHP. Areas of governmental regulation include mandated and other benefits, limitation and disclosures of incentives to physicians, licensure, premium rate approval, service area expansion, quality improvement procedures, plan design, eligibility requirements, provider contracts, member contracts, permissible investments, claims and grievance procedures and rates of payment, underwriting, financial arrangements, financial condition (including reserves) and corporate governance. PPHP will also be required to file with the Departments quarterly and annual reports containing financial statements and other information concerning the operation of PPHP's business.

There can be no assurance that the regulatory environment in which PPHP operates will not change significantly in the future. Legislative efforts to change the health insurance system have received increased attention in recent years at both the state and national levels. Material changes in applicable federal and state laws and regulations could adversely affect PPHP's business operations. Specifically, managed care insurers are the subject of a growing number of initiatives intended to protect the interests of consumers. Proposed federal and state laws and regulations include, but are not limited to:

         o Expansion of the definition of primary care provider;
         o Open enrollment;
         o Patient and provider grievance and appeal rights;
         o Elimination of the ERISA preemption of state law causes of action, permitting managed care organizations to be sued for negligence, malpractice, and other torts, thus increasing risk of liability and legal expenses; and
         o Requirements that a managed care entity accept any provider willing to accept its payment rates and contracting terms ("any willing provider" statutes), which reduce a managed care entity's ability to control the quality of its provider network.

In addition, various federal and state courts, including courts in Pennsylvania, have imposed tort liability on health plans despite the preemption provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") that have been held to bar such liability. These cases and future court decisions narrowing ERISA preemption could materially adversely affect PPHP's business operations.

On June 17, 1998, the Pennsylvania legislature enacted Act No. 1998-68 named, in part, "An Act Providing Quality Health Care Accountability and Protection." This legislation will impose additional requirements that will increase the operational burdens on PPHP and which could adversely impact PPHP's business. These additional requirements include, but are not limited to:

         o Prudent layperson standard for determining what constitutes an emergency;
         o In the case of certain illnesses and conditions, enrollees are entitled to "standing referrals" for specialty care without requiring visits to, and referrals from, the primary care physician;
         o In the case of certain illnesses and conditions, specialists must coordinate the care of an enrollee, not a primary care physician;
         o No financial incentives for "less than appropriate care;"
         o Restrictions on the ability to terminate a provider from the provider network;
         o Enrollees being treated by a provider terminated from the provider network are entitled to continue care by that provider for 60 days despite the termination; o New enrollees are entitled to continue care with their previous physicians for 60 days, whether or not such physicians are in the provider network;
         o Extensive, mandatory disclosures to enrollees and prospective enrollees as a matter of course and upon request; and
         o Access to pharmaceuticals not contained in the plan's formulary.

Penalties for violation of Act No. 1998-68 include the issuance of an injunction, a $10,000 fine per occurrence, a prohibition of new enrollment, imposition of a plan of correction, and, for a second violation, restrictions or prohibitions on marketing.

Act No. 1998-68 became effective on January 1, 1999. In addition, Act No. 1998-68 imposes requirements for a consumer complaint system, a consumer and provider grievance system and for the certification of utilization review entities. On October 3, 1998, the Departments issued a joint policy statement to provide interim guidance in these areas before proposed regulations are published by the Departments (expected to occur in 1999).

The provisions of Act No. 1998-68 required PPHP to resubmit its HMO forms and procedures to the Insurance Department to ensure that they address the applicable concerns of Act No. 1998-68. On January 26, 1999 the Insurance Department approved PPHP's forms and procedures.

On October 16, 1998, the Pennsylvania legislature enacted Act No. 1998-98, which requires health insurance plans, including those offered by HMOs and PPOs, to include coverage for certain equipment, supplies, training and education relating to the management of diabetes. Act No. 1998-98 became effective on February 13, 1999. On October 21, 1998, Congress enacted the Women's Health and Cancer Rights Act of 1998, which requires coverage for breast reconstruction, protheses and treatment for complications following a mastectomy. This legislation became effective immediately, applying to plan years beginning on or after October 21, 1998.

PPHP believes that the enactment of Act No. 1998-68, and Act No. 1998-98, and the Women's Health and Cancer Rights Act of 1998, as well as other currently proposed laws and regulations, will not have a material adverse effect on PPHP. However, PPHP is unable to predict (1) how existing federal or state laws and regulations may be changed or interpreted, (2) what additional laws or regulations affecting its business may be enacted or proposed, (3) when any of the proposed laws will be adopted and (4) what effect any new laws and regulations will have on its business.

Net Worth Requirements

Pennsylvania managed care laws and regulations (the "Managed Care Laws") govern the licensing and operation of PPOs and HMOs in the Commonwealth of Pennsylvania. They require that a managed care company possess an initial minimum net worth (generally, PPHP's assets minus its liabilities) of $1,500,000 to operate an HMO and an additional $1,175,000 for a risk-assuming PPO. In practice the Insurance Department requires higher initial amounts equal to one fifteenth of projected fifth year premium revenue. In addition to the net worth requirements, the Managed Care Laws require that PPHP, before commencing the operation of its HMO, deposit with the Insurance Department cash or securities in a minimum amount of $100,000 to insure against the insolvency of PPHP. This deposit requirement is reviewed by the Insurance Department at least annually. If PPHP becomes unable to meet the foregoing deposit and net worth requirements, or any more stringent requirements that may be imposed, PPHP's PPO and HMO licenses may be revoked.

Antitrust Considerations

Antitrust concerns have become central issues in the new managed care environment of the health care industry. Whenever physicians or other health care providers join together to form ventures for the delivery of health care services, including activities conducted by PPHP, antitrust issues may be present. These issues primarily concern conspiracies, combinations and agreements in restraint of competition in the form of price fixing, boycotts, exclusive dealing arrangements, and concerted refusals to deal. Antitrust violations may be asserted and judicial relief may be sought by the United States Department of Justice, the Federal Trade Commission, the Pennsylvania Attorney General or private litigants. Adverse consequences that can result from legal action include the imposition of treble damages, injunctions, restricting the way PPHP operates, civil or criminal fines and substantial expenses in the form of attorneys' fees and costs. To date, PPHP believes that it is in compliance with all applicable antitrust laws.

PPHP carefully analyzes its business activities against the applicable antitrust laws. However, such analysis is inherently fact-sensitive and based upon the comparative pro-competitive and anti-competitive effects of PPHP's proposed operations. Even with such analysis, there can be no assurance that PPHP's operations will not be challenged on the basis of antitrust violations at some time in the future. In addition, antitrust law in this area is unsettled and future developments could require substantial changes in its method of doing business which could negatively impact the profitability of PPHP. Moreover, if antitrust lawsuits were to be filed against PPHP, it would be forced to incur substantial legal expenses, and, if any challenge were successful, PPHP could suffer additional material adverse consequences.

Year 2000

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. To the extent that computer programs are unable to interpret calendar dates properly beginning in the Year 2000, computers, as well as other non-computer equipment using embedded technology, could shut down, calculate dates or data based on dates incorrectly, or report information inaccurately. Year 2000 issues affect virtually all companies and organizations.

PPHP has undertaken a review of its systems infrastructure and operations in order to determine the extent to which its computer systems will be vulnerable to potential errors and system failures arising from the transition of dates from 1999 to 2000. PPHP's financial and operational computer systems utilize computer software and hardware developed by outside vendors. PPHP has, through communication with its software and hardware vendors, determined which internal information technology systems are Year 2000 compliant and which systems need updating. Most systems, including PPHP's main system used to process enrollment, billing and accounts receivable, authorizations, and claims payments, and PPHP's local area network, have been updated to process calendar dates beginning in the Year 2000. Updates on the remaining systems are scheduled to be completed in July, 1999. Additionally, PPHP's telephone system has been updated to be Year 2000 compliant. Testing of the various systems to verify that dates beginning in the Year 2000 will be processed accurately will begin in May, 1999.

PPHP does not expect the costs associated with this upgrade to be material to PPHP's consolidated financial position, results of operations or cash flows. However, PPHP is currently unable to determine the potential impact, if any, that could result from any of its vendors' failure to address this issue adequately. Despite any of its vendors' efforts, PPHP's system infrastructure, software and hardware may still be materially adversely impacted by the transition to Year 2000 through:

o the inability to accurately and timely process benefit claims
o the inability to update customers' accounts
o the inability to process financial transactions
o the inability to bill customers
o the inability to assess exposure to risks
o the inability to determine liquidity requirements or report accurate financial data to management, shareholders, customers, regulators and others
o business interruptions or shutdowns
o reputational harm
o increased scrutiny by regulators
o litigation related to Year 2000 issues

any of which events could have a material adverse effect on PPHP's business, results of operations and financial condition.

In addition, PPHP has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before December 31, 1999. As part of that process, PPHP has begun to develop reasonably likely failure scenarios for its critical information technology systems and external relationships. Once these scenarios are identified, PPHP will develop plans that are designed to reduce the impact on PPHP and provide methods for returning to normal operations if one or more of those scenarios occur.

Year 2000 considerations may also have an effect on some third parties with whom PPHP does business and thus indirectly affect PPHP. One or more of PPHP's physician providers, other health care providers or other contractors or suppliers may encounter errors and system failures arising from the transition of dates from 1999 to 2000, which would be beyond PPHP's control. For example, PPHP could be responsible if a hospital system failed to adequately address its Year 2000 issues and a patient insured by PPHP were to suffer as a result of such failure. PPHP has initiated contact with many of its providers, contractors and suppliers to determine if these third parties are appropriately responding to their Year 2000 issues. PPHP will also review regulatory filings or audited financial statements for information on these third parties' state of readiness as it relates to Year 2000 issues. It is not possible to quantify the cost to PPHP with respect to third parties with Year 2000 problems, although PPHP does not anticipate that it will have a material adverse effect on its business, results of operations and financial condition.

Item 7. Description of Property

PPHP leases 13,123 square feet of office space in Harrisburg, Pennsylvania under a lease expiring in February, 2003 and subleases an additional 2,700 square feet of office space at the same location under a sublease expiring December, 1999. The lease and sublease provide for monthly aggregate rental payments by PPHP of $20,442.

Item 8. Directors, Executive Officers and Significant Employees

The table below sets forth certain information with respect to PPHP's executive officers, significant employees and directors:

         Name                               Age               Position with PPHP
         ----                               ---               ------------------

         Gary C. Brown, M.D.                49                Chairman of the Board and Director

         Richard J. Minehart, M.D.          48                Vice Chairman of the Board and Director

         Richard A. Felice                  44                President, Chief Executive Officer and Director

         T. Clark Phillip                   48                Treasurer, Chief Financial Officer and Assistant
                                                              Secretary

         Jack J. Jaroh                      39                Vice President, Sales and Marketing

         Valerie A. Harris                  47                Vice President, Operations

         Darlene Ann M. Dunay, D.O.         41                Director

         Gay D. Dunne, M.D.                 58                Director

         Edward W. Gerner, M.D.             58                Director

         Larry E. Goldstein, M.D.           51                Director

         Frank H. Guinn, D.O.               62                Director

         Leonard P. Harman, D.O.            55                Director

         George R. Homa, D.O.               47                Director

         Lila Stein Kroser, M.D.            66                Director

         Alice McCormick, D.O.              52                Director

         John J. Nevulis, M.D.              48                Director

         Mark A. Piasio, M.D.               43                Director

         James G. Pitcavage, M.D.           65                Director

         Robert S. Pyatt, Jr., M.D.         48                Director

         Saad Sakkal, M.D.                  51                Director

         Jay H. Shah, M.D.                  54                Director

         Milton D. Soiferman, J.D., D.O.    56                Director

         Jay Anthony Townsend, M.D.         63                Director

The Board of Directors of PPHP is divided into three classes serving staggered three year terms. Currently, the terms of Mr. Felice and Drs. Brown, Dunay, Gerner, Kroser, McCormick and Shah expire in 1999; those of, Drs. Goldstein, Guinn, Minehart, Nevulis, Sakkal and Townsend, in 2000; and the terms of Drs. Dunne, Harman, Homa, Piasio, Pitcavage, Pyatt and Soiferman, in 2001. PPHP's Bylaws provide that, effective October 3, 1998, at least two-thirds of the directors must be actively practicing medical doctors or doctors of osteopathy.

Gary C. Brown, M.D., M.B.A. Dr. Brown has served as a Director of PPHP since February, 1995. Dr. Brown is a Professor of Ophthalmology at Thomas Jefferson University School of Medicine and has conducted a medical practice in ophthalmology in the Philadelphia area since 1976. Dr. Brown, a Board certified ophthalmologist, is the Director of the Retinal Vascular Unit at Wills Eye Hospital and an instructor at the American Academy of Ophthalmology. He is also a Director of Philadelphia Medical Press. Dr. Brown served as President of PPHP from March, 1995 to November, 1996. He is also a member of PPHP's Executive Committee.

Richard J. Minehart, M.D. Dr. Minehart has served as a Director of PPHP since February, 1995. Dr. Minehart has conducted a medical practice in General Surgery since 1983. Dr. Minehart is presently the Chairman of the Medical Executive Committee and President of the Medical Staff at North Penn Hospital. Dr. Minehart served as Treasurer of PPHP from March, 1995 to November, 1996. He is also a member of PPHP's Executive Committee.

Richard A. Felice. Mr. Felice has been President and Chief Executive Officer of PPHP since September, 1996 and a Director of PPHP since January, 1999. From July, 1994 to August, 1996 he was President of Doctors Health Plan, a Durham, North Carolina HMO. From 1993 to July, 1994 he was Senior Vice President of Wellmark Healthcare Services, Inc., Wellesley, Massachusetts. From 1985 to 1993, he served as Sales Manager and Regional Vice President of U.S. Healthcare in Blue Bell, Pennsylvania and Waltham, Massachusetts.

T. Clark Phillip. Mr. Phillip has been Treasurer, Chief Financial Officer and Assistant Secretary of PPHP since November, 1996. From February, 1995 until assuming his present position he was Treasurer of Doctors Health Plan, Inc. From November, 1986 until February, 1995, he was Vice President, Finance of HMO Rhode Island, Inc.

Jack J. Jaroh. Mr. Jaroh has been the Vice President, Sales and Marketing of PPHP since March, 1997. From June, 1995 until assuming his present position he was Executive Vice President, External Affairs of Health Power HMO of Columbus, Ohio. From June, 1994 to June, 1995 Mr. Jaroh was Vice President, Sales and Marketing of First Option Health Plan of Red Bank, New Jersey. From June, 1989 to June, 1994 he was Vice President, Sales and Marketing of Keystone Health Plan Central, Harrisburg, Pennsylvania.

Valerie A. Harris. Ms. Harris has been employed by PPHP since May, 1997, first as Vice President, Network Development and since March, 1998 as Vice President, Operations. From August, 1996 to May, 1997 Ms. Harris was a Managed Care Consultant with Insource Management Group. From August, 1994 to August, 1996 she was Vice President, Health Services for Doctors Health Plan, Inc. From July, 1991 to August, 1994 Ms. Harris held several positions with CIGNA, the last being Manager, Provider Relations in the Carolinas.

Darlene Ann M. Dunay, D.O. Dr. Dunay has served as a Director of PPHP since April, 1995. Since 1987, Dr. Dunay, has maintained a solo general practice in Old Forge, Pennsylvania specializing in primary care. She is a diplomate of the National Board of Medical Examiners and is Board certified in family medical practice.

Gay D. Dunne, M.D. Dr. Dunne has served as a Director of PPHP since June, 1995. Dr. Dunne has conducted a medical practice in dermatology since 1976 and is a Board certified dermatologist. Dr. Dunne is a member of the Executive Committee of the Pennsylvania Academy of Dermatology and the Membership and Manpower Committees of the American Academy of Dermatology.

Edward W. Gerner, M.D. Dr. Gerner has served as a Director of PPHP since February, 1995. Dr. Gerner has conducted a medical practice in ophthalmology and neuro-ophthalmology in Philadelphia, Pennsylvania since 1976. He is a Clinical Associate Professor for the Departments of Ophthalmology and Neurology at Thomas Jefferson University School of Medicine and Board certified in Neurology and Ophthalmology. He is also a member of PPHP's Executive Committee.

Larry E. Goldstein, M.D., M.B.A. Dr. Goldstein has served as a Director of PPHP since February, 1995. Dr. Goldstein has conducted a medical practice in urology since 1978. He practices in Philadelphia, Pennsylvania and Turnersville, New Jersey. Dr. Goldstein is a Board certified urologist and a Fellow of the American College of Surgeons. He is an instructor in urology at Thomas Jefferson University School of Medicine and serves on the Board of Directors of the Keystone Kidney Lithotripsy Center. Dr. Goldstein served as Secretary of PPHP from March, 1995 to November, 1996. He is also a member of PPHP's Executive Committee.

Frank H. Guinn, D.O. Dr. Guinn has served as a Director of PPHP since February, 1995. Dr. Guinn has conducted an internal medical practice in Philadelphia, Pennsylvania since 1980. He is the Corporate Medical Director of Green Acres System, a nursing home.

Leonard P. Harman, D.O. Dr. Harman has served as a Director of PPHP since March, 1995. Dr. Harman has conducted a family medical practice in Philadelphia, Pennsylvania since 1974. He is Board certified in family practice by the American Osteopathic Board of General Practice. He is also a member of PPHP's Executive Committee.

George R. Homa, D.O. Dr. Homa has served as a Director of PPHP since February, 1995. Dr. Homa has conducted a family medical practice in Bridgeport, Pennsylvania since 1979. He is Board certified by the American College of Osteopathic General Practitioners and a Clinical Instructor of General Practice at the Philadelphia College of Osteopathic Medicine.

Lila Stein Kroser, M.D. Dr. Kroser has served as a Director of PPHP since July, 1996. Dr. Kroser has conducted a family medical practice in Philadelphia, Pennsylvania since 1960. She is a Clinical Associate Professor at MCP/Hahnemann School of Medicine. Dr. Kroser is the President of Medical Women's International Association and is the President-elect of the Philadelphia County Medical Society. She is a member of the Commission on Quality and Scope of Practice of the American Academy of Family Physicians and the Council on Policy and Governmental Affairs of the Pennsylvania Medical Society.

Alice McCormick, D.O. Dr. McCormick has served as a Director of PPHP since April, 1995. Dr. McCormick has been practicing medicine since 1980. She has maintained a practice in internal medicine in Greentown, Pennsylvania since July, 1995. She is a diplomate of the National Board of Medical Examiners.

John J. Nevulis, M.D. Dr. Nevulis has served as a Director of PPHP since February, 1995. Dr. Nevulis has conducted a medical practice in orthopaedic surgery in the Philadelphia area since 1977. He is the managing partner of Norristown Orthopaedic Associates, Inc. He is also President of Pennsylvania Orthopedic Network, an independent practice association of orthopaedists. He is a Board certified orthopaedic surgeon and Fellow of the American Academy of Orthopaedic Surgeons. Dr. Nevulis served as Executive Vice President of PPHP from March, 1995 to November, 1996. He is also a member of PPHP's Executive Committee.

Mark A. Piasio, M.D. Dr. Piasio has served as a Director of PPHP since March, 1995. Dr. Piasio has been an orthopaedic surgeon since 1989. He is a diplomate of the American Board of Orthopaedic Surgery and the National Board of Medical Examiners and is a fellow of the American Academy of Orthopaedic Surgery and the American College of Surgeons. He is the President of the Clearfield County Medical Society. He is also a member of PPHP's Executive Committee.

James G. Pitcavage, M.D. Dr. Pitcavage has served as a Director of PPHP since June, 1995. Dr. Pitcavage has conducted a medical practice in pediatrics since 1965. Dr. Pitcavage is Chairman of Children's Health Network (a PHO involving Children's Hospital of Pittsburgh and community physicians) and a Director of MCA/Sewickley Valley Hospital. He is also Clinical Associate Professor in the Department of Pediatrics for the University of Pittsburgh School of Medicine.

Robert S. Pyatt, Jr., M.D. Dr. Pyatt has served as a Director of PPHP since February, 1995. Dr. Pyatt has conducted a medical practice in radiology since 1982. Since January, 1982 he has served as President of Chambersburg Imaging Associates. Since January, 1996 he has also served as Medical Director of Cumberland Valley Health Network, a physician-hospital organization. He is a Board certified radiologist and Fellow of the American College of Radiology. He has been Medical Director of the Radiology Department of Chambersburg Hospital since 1982. Dr. Pyatt is also Clinical Professor of Radiology at the George Washington University School of Medicine, Washington D.C.

Saad Sakkal, M.D. Dr. Sakkal has served as a Director of PPHP since March, 1995. Dr. Sakkal has been the Medical Director of the Metabolic Care Center of Greenville since 1981 and of the Regional Diabetes Center in Greenville, Pennsylvania since 1991. He is Board certified in Medicine, Endocrinology and

Metabolism, and Geriatric Medicine. From 1993 until 1997, Dr. Sakkal was Secretary-Treasurer of Physicians Independent Practice Association of Mercer County.

Jay H. Shah, M.D. Dr. Shah has served as a Director of PPHP since February, 1995. Dr. Shah has maintained a family medical practice in Richboro, Pennsylvania since 1979. Dr. Shah is certified by the American Board of Family Practice and by the American Board of Quality Assurance and Utilization Review Physicians. Dr. Shah served as Vice President-Medical Affairs of PPHP from April, 1995 to November, 1996. He is also a member of PPHP's Executive Committee.

Milton D. Soiferman, J.D., D.O. Dr. Soiferman has served as a Director of PPHP since February, 1995. Dr. Soiferman has conducted a medical practice in Philadelphia, Pennsylvania since 1979. He is certified in family practice by the American Osteopathic Board of Family Practice. Dr. Soiferman is a Fellow of the American College of Legal Medicine and a diplomate of the American Academy of Pain Management. He is also a member of PPHP's Executive Committee.

Jay Anthony Townsend, M.D. Dr. Townsend has served as a Director of PPHP since June, 1995. Dr. Townsend has maintained a family practice in Newville, Pennsylvania since 1972. He is the President of Graham Medical Clinic, P.C. From 1992 to 1997 Dr. Townsend was the President of Carlisle Healthcare Alternatives, Inc., a physician hospital organization.

Herbert C. Perlman, M.D., F.A.C.R., M.P.A, resigned as a director of PPHP effective November 27, 1998.

Item 9. Remuneration of Directors and Officers

The following table shows the aggregate annual remuneration of each of the three highest paid persons who were officers or directors of PPHP during 1998, and for all officers and directors as a group.

Name of Individual or                  Capacities in Which                       Aggregate
  Identity of Group                 Remuneration was Received                   Remuneration
--------------------                -------------------------                   ------------
Richard A. Felice                   President and Chief Executive
                                    Officer                                     $283,428

Jack J. Jaroh                       Vice President, Sales and Marketing         $178,390

T. Clark Phillip                    Treasurer, Chief Financial Officer
                                    and Assistant Secretary                     $145,861

All officers and directors as a group (23 persons)                              $729,127

Stock Option Plan

At a Special Meeting of the shareholders of PPHP held on January 3, 1999, the shareholders of PPHP approved the adoption of the Pennsylvania Physician Healthcare Plan, Inc. Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant to officers and full-time employees of PPHP of options for the purchase of up to 200,000 shares of common stock. Options may be either "incentive options" within the meaning of Section 422 of the Internal Revenue Code, non-qualified options or a combination of incentive and non-qualified options. Options granted under the Stock Option Plan may expire no later than ten years from the date of grant. The Board of Directors of PPHP has the authority to determine those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased and the option price. As of March 15, 1999 no options had been granted under the Stock Option Plan.

Directors' Compensation

Each director of PPHP is entitled to reimbursement for all reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and committees thereof. Directors currently do not receive separate cash consideration for their services in that capacity, although the Board of Directors expects to adopt a plan to award options to purchase PPHP's common stock annually to members of the Board.

Employment Agreements

Mr. Felice is employed under an agreement with Pennsylvania Physicians Care Service Corp., a subsidiary of PPHP, dated as of September 3, 1996. The agreement originally provided Mr. Felice with an annual salary of $200,000 and a guaranteed bonus of 15% of his annual salary, which was paid in advance in the first year. The agreement provided for reimbursement of moving expenses when they were incurred. Mr. Felice also received a $5,000 signing bonus. The agreement was amended September 2, 1997 to increase Mr. Felice's annual salary to $235,000 and to provide for an annual bonus of up to 20% of annual salary, based on mutually agreed performance criteria. The agreement is subject to automatic renewal for additional periods of one year each, unless terminated by either party at least 60 days prior to the end of the then current term. Mr. Felice is entitled to a $200,000 payment if PPHP fails to renew the agreement during its first five years or terminates the agreement prior to the end of any renewal term, for other than good and sufficient cause. Additionally, in the event PPHP is restructured so that Mr. Felice is no longer Chief Executive Officer, or if so offered, he does not accept such position, he has the right to terminate the agreement and receive a severance payment of $400,000. Under the agreement Mr. Felice may not, for a period of one year after termination, regardless of the cause of termination, compete with PPHP in any geographic area in which PPHP is then doing business, is licensed, or has a license application pending.

Mr. Jaroh is employed under an agreement with Pennsylvania Physicians Care Service Corp. dated as of February 28, 1997. The agreement provides for an annual salary of $140,000 plus commissions equal to $2.00 per member for each member enrolled in the Company's healthcare plans, other than members enrolled pursuant to self-insured employer agreement or arrangements. Mr. Jaroh is eligible for an annual bonus of up to 15% of his annual salary, based on mutually agreed performance criteria. The Agreement provides for reimbursement of moving expenses when they are incurred. Mr. Jaroh also received a $20,000 signing bonus. The Agreement is subject to automatic renewal for additional periods of one year, unless terminated by either party at least 60 days prior to the end of the then current term. Mr. Jaroh is entitled to $140,000, payable over 12 months, if PPHP terminates the Agreement within the first two years for other than good and sufficient cause. After the first two years, Mr. Jaroh is entitled to an amount equal to one half of his then annual salary, payable over six months, if PPHP terminates the Agreement prior to the end of any renewal term for other than good and sufficient cause. Under the Agreement, Mr. Jaroh may not, for a period of one year after termination, if such termination is for good and sufficient cause or disability, compete with PPHP in any geographic area in which PPHP is then doing business, is licensed, or has a license application pending. If Mr. Jaroh is terminated for other than good and sufficient cause, the non-compete period only extends for the period of time for which Mr.

Jaroh is receiving payments from PPHP.

Item 10. Security Ownership of Management and Certain Security Holders

The following table lists certain information with respect to all outstanding shares of PPHP Class A common stock and Class B common stock held of record by each of the three highest paid persons who were officers or directors of PPHP during 1998, as well as the number of shares held of record owned by all officers and directors as a group on March 15, 1999. Each individual named below has an address in care of PPHP's principal executive offices.

                                    Shares of Class A Common                      Shares of Class B Common
                                      Stock Owned of Record                         Stock Owned of Record
                                      ---------------------                         ---------------------
Name of Owner                    Number of Shares      Percentage              Number of Shares     Percentage
------------                     ----------------      ----------              ----------------     ----------
Richard A. Felice                        0                  0                         0                 0

T. Clark Phillip                         0                  0                         0                 0

Jack J. Jaroh                            0                  0                         0                 0

All directors and officers              27                  1%                       21                 2%
as a group (23 persons)(1)

-----------------
(1) Includes 1 share of Class A common stock held by a pension and profit sharing plan with respect to which Dr. Pyatt acts as co-trustee.


To the knowledge of management of PPHP, no person owns more than 10% of any class of PPHP's securities. PPHP has not granted any options, warrants or rights to purchase any of its securities. The directors of PPHP may be regarded as the "parents" of PPHP, as that term is defined under the Securities Act of 1933.

Item 11. Interest of Management and Others in Certain Transactions

None.

                                     PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

PPHP's initial public offering was concluded in early 1996, and no public trading market has yet developed.

No cash dividends were declared or paid by PPHP in 1997 or 1998.

As of March 15, 1999 there were 3,968 holders of record of Class A common stock and 356 holders of record of Class B common stock. No shares of the new class of common stock into which shares of Class A and Class B common stock are convertible have yet been issued.

Item 2.  Legal Proceedings

As of March 18, 1999, PPHP was not a party to any litigation.

Item 3. Changes in and Disagreements With Accountants

None.

Item 4. Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held on January 9, 1999, the holders of PPHP's Class A voting common stock and Class B non-voting common stock approved a Plan of Recapitalization and Amended and Restated Articles of Incorporation of PPHP. The recapitalization changed the voting rights of the Class A Shares, created new classes of both common and preferred stock, provided for the conversion of the outstanding Class A Shares and Class B Shares to shares of a new class of voting common stock and simplified the shares of PPHP by eliminating the Class C common stock and Class D common stock of PPHP (no shares of which had been outstanding).

The holders of Class A Shares and Class B Shares also approved Amended and Restated Articles of Incorporation pursuant to which PPHP's shareholder eligibility requirements were expanded to include certain "health professionals" and present and former employees of PPHP. The term "health professional" means and includes physicians, podiatrists, dentists, oral surgeons, optometrists, pharmacists, chiropractors, nurses, nurse practitioners, physical or occupational therapists and physicians' assistants, and other similar licensed professional persons.

At the meeting, and any subsequent adjournments pursuant to PPHP's then effective Articles of Incorporation, each holder of Class A Shares was entitled to only one vote for each matter brought before the meeting, in person or by proxy, regardless of the number of Class A Shares owned.

A total of 2,539 Class A shareholders voted in favor of the Plan of Recapitalization and Amended and Restated Articles of Incorporation, 119 voted against the proposal and 126 Class A shareholders abstained. A total of 467 Class B Shares were voted in favor of the Plan of Recapitalization and Amended and Restated Articles of Incorporation, 17 voted against the proposal and 21 Class B Shares abstained.

Additionally, the holders of Class A Shares approved the adoption of the Pennsylvania Physician Healthcare Plan, Inc. Stock Option Plan which provides for the grant to officers and full-time employees of PPHP of options for the purchase of up to 200,000 shares of common stock. A total of 2,359 Class A shareholders voted in favor of the Stock Option Plan, 273 voted against the proposal and 152 Class A shareholders abstained.

At a Special Meeting of Shareholders held on February 3, 1999, the holders of the Class A Shares approved a reduction in the amount of net proceeds from the 1995-1996 offering required to be retained by PPHP for post-HMO licensure activities to $5,000,000 in order to allow any excess to be employed by PPHP in the operations of its PPO and other activities while it continued to seek its HMO license. A total of 2,194 Class A shareholders voted in favor of the retention of $5,000,000, 104 voted against the proposal and 81 Class A shareholders abstained.

In addition to the above actions, PPHP is currently seeking approval of the holders of Class A Shares for an amendment to PPHP's Bylaws to require the affirmative vote of 662/3% of the votes able to be cast by all shareholders entitled to vote in order to approve the acquisition of all or substantially all of the entire business of PPHP by another person through a merger, sale or other disposition by PPHP of its assets (the Bylaws currently require the affirmative vote of 90% of the votes able to be cast by all shareholders entitled to vote).

Item 5. Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires PPHP's officers and directors, and persons who own more than 10% of its Class A Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required to furnish PPHP with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, PPHP believes that during 1998 all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except that Valerie Harris and Jack Jaroh each failed to file an initial statement of beneficial ownership of equity securities on Form 3. The appropriate Form 3's were filed shortly after PPHP discovered the omission. Prior to January 9, 1999 PPHP's charter documents precluded Ms. Harris and Mr. Jaroh from being shareholders. As of March 15, 1999 Ms. Harris and Mr. Jaroh could only become shareholders if PPHP issued options to them and they exercised these options. No options have, as yet, been issued to either of them. Consequently, neither Ms. Harris or Mr. Jaroh beneficially owns any equity securities of PPHP.

Item 6. Reports on Form 8-K

No reports on Form 8-K were filed by PPHP during the fourth quarter of 1998.

                                    PART F/S

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Pennsylvania Physician Healthcare Plan, Inc.
Harrisburg, PA

We have audited the accompanying consolidated balance sheets of Pennsylvania Physician Healthcare Plan, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

/s/ Deloitte & Touche LLP
-------------------------
Philadelphia, Pennsylvania

March 17, 1999

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.                                            Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,          December 31,
Assets                                                                                  1998                 1997
----------------------------------------------------------------------------------------------------------------------
Current Assets:
      Cash and cash equivalents                                               $       2,608,269         $   14,250,640
      Short-term investment securities                                                  400,750                      -
      Accrued interest income                                                           145,654                 65,611
      Premiums receivable, net                                                          171,766                 25,393
      Income taxes receivable                                                            28,853                 28,853
      Other assets                                                                      245,056                 71,585
----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                  3,600,348             14,442,082
----------------------------------------------------------------------------------------------------------------------

Long-term investment securities                                                       6,860,624                      -
Equipment (net of accumulated depreciation of $684,830
      and $272,859, respectively)                                                       571,911                789,589
----------------------------------------------------------------------------------------------------------------------

Total assets                                                                         11,032,883             15,231,671
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------

Current liabilities:
      Medical claims liabilities                                                      1,945,722                 63,458
      Accounts payable                                                                  152,558                113,128
      Accrued expenses                                                                   44,350                 43,500
      Other liabilities                                                                  29,075                 65,000
----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             2,171,705                285,086
----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:

Class A common voting stock, $.01 par value, 40,000 shares
      authorized; 4,087 shares issued and outstanding                                        41                     41

Class B common non-voting stock, $.01 par value, 100,000 shares
      authorized; 1,074 shares issued and outstanding                                        11                     11

Additional paid in capital                                                           21,220,777             21,220,777

Accumulated deficit                                                                (12,364,727)            (6,274,244)

Accumulated other comprehensive income, net of taxes                                      5,076                      -
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            8,861,178             14,946,585
----------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $   11,032,883         $   15,231,671
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Income and Comprehensive Income

----------------------------------------------------------------------------------------------------------------------
                                                                                  Year-Ended               Year-Ended
                                                                                 December 31,              December 31,
                                                                                     1998                      1997
----------------------------------------------------------------------------------------------------------------------
Revenues:
      Premiums                                                                $       6,622,311      $         183,222
      Consulting                                                                         65,000                      -
      Investment income, net                                                            648,352                836,450
----------------------------------------------------------------------------------------------------------------------

Total Revenue                                                                         7,335,663              1,019,672
----------------------------------------------------------------------------------------------------------------------

Expenses:
      Health care services                                                            7,588,762                172,940
      Salary and benefits                                                             3,003,529              2,088,976
      Operating expenses                                                              1,953,429              1,124,602
      Professional services                                                             430,447                394,125
      Other taxes                                                                        38,008                 25,256
      Depreciation                                                                      411,971                272,859
----------------------------------------------------------------------------------------------------------------------

Total expenses                                                                       13,426,146              4,078,758
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                       $    (6,090,483)       $    (3,059,086)
----------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of income taxes:
      Unrealized gain on investments                                                      5,076                      -

Comprehensive Loss                                                                  (6,085,407)            (3,059,086)

Net loss per common share                                                      $     (1,180.10)      $        (592.73)

Weighted average common shares                                                            5,161                  5,161
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.


Consolidated Statements of Changes in Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                             Common Stock Shares     Common Stock Par      Additional     Accumulated     Accumulated
                                                           Value             Paid In        Deficit          Other          Total
                                                                             Capital                     Comprehensive
                             Class A     Class B    Class A    Class B                                       Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997      4,087       1,074      $   41    $   11    $ 21,220,777    $  (3,215,158)      $    -      $18,005,671

Comprehensive Loss
     Net Loss                                                                               (3,059,086)                  (3,059,086)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997    4,087       1,074          41        11      21,220,777       (6,274,244)           -      14,946,585
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Loss
    Net loss                                                                                (6,090,483)                  (6,090,483)

    Other Comprehensive
    Income
        Unrealized gains on
         investments                                                                                           5,076          5,076
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998    4,087       1,074       $  41    $   11    $ 21,220,777    $ (12,364,727)      $ 5,076    $ 8,861,178
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statement of Cash Flows

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Year-Ended              Year-Ended
                                                                                          December 31,            December 31,
                                                                                              1998                    1997
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                       $     (6,090,483)       $     (3,059,086)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation, amortization and accretion                                             419,966                 272,859
          Net loss on sale of investment securities                                                670                       -
          Change in assets and liabilities:
              Accrued interest income                                                         (80,043)                  12,030
              Premiums receivable                                                            (146,373)                (25,393)
              Income tax receivable                                                                  -                 137,147
              Other assets                                                                   (173,471)                  18,231
              Medical claims liabilities                                                     1,882,264                  63,458
              Accounts payable                                                                  39,430               (221,978)
              Accrued expenses                                                                     850                  43,500
              Other liabilities                                                               (35,925)                (42,942)
------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                      (4,183,115)             (2,716,290)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchases of investment securities                                                   (9,564,463)                       -
      Proceeds from maturities of investment securities                                      1,350,000                       -
      Proceeds from sale of investment securities                                              949,500                       -
      Purchases of equipment                                                                 (194,293)               (414,677)
------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                      (7,459,256)               (414,677)
------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                 (11,642,371)             (3,130,967)

Cash and cash equivalents, beginning of period                                              14,250,640              17,381,607
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $        2,608,269        $     14,250,640
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

(1) Description of Business

Pennsylvania Physician Healthcare Plan, Inc. (the Company) was formed as a Pennsylvania for-profit corporation on February 15, 1995, under the direction of private practicing physicians to develop a physician owned and controlled managed care organization in Pennsylvania.

The Company received a third party administrator (TPA) license in March 1997 and a license to operate a preferred provider organization (PPO) in April 1997. The Company received a license to operate a health maintenance organization (HMO) on March 22, 1999.

Through June 30, 1997, the Company was in the developmental stage and activities consisted primarily of raising capital through a public stock offering, hiring a management team, applying for the necessary licenses to operate as a managed care organization and developing a business plan. In the third quarter of 1997, the Company became operational and, accordingly, all developmental stage references in the accompanying financial statements were removed.

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

Investments
The investment securities portfolio is classified as available for sale, and carried at fair value. Such fair value is based upon values obtained from independent third parties or quoted market prices of comparable instruments. Temporary changes in the fair value of investments are reflected as a component of other comprehensive income.

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

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

Equipment
Equipment, consisting of furniture and office equipment, data processing equipment, leasehold improvements and capitalized software, is carried at cost. Depreciation is calculated on the accelerated cost recovery method for both financial reporting and income taxes purposes over the estimated useful lives of the assets.

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

Revenue Recognition
Premiums are recorded as revenue in the month in which members are entitled to service. Premiums collected in advance are recorded as deferred revenue. Interest income is recorded in the period it is earned.

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

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

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

New Accounting Standards
In June 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 130 "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997. The adoption of FASB No. 130 has not had any material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which became effective in 1998. This statement establishes standards for reporting selected information about operating segments in PPHP's interim and annual financial statements. Adoption of this statement did not impact the presentation of PPHP's financial information.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for PPHP's fiscal year ending December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. Management is currently evaluating the effects of FASB No. 133 on PPHP's financial condition and results of operations.

Year 2000
Costs incurred by the Company to address Year 2000 issues, to include costs for assessment, renovation, testing, verification, and implementation, are charged to expense as incurred.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

(3) Restrictions on Cash

As specified in the prospectus for the public stock offering, approximately $9,691,000 of offering proceeds which are included in the Company's cash and cash equivalents and investments as of December 31, 1998 could only be used after an HMO license was obtained; otherwise, such funds, less claims of creditors, were required to be distributed to the shareholders, unless holders of a majority of the voting shares elected otherwise.

In February 1999 the Company, in accordance with the provisions of the prospectus, requested and received shareholder approval for a reduction in the restriction of offering proceeds from $9,691,000 to $5,000,000. The Company received a license to operate an HMO on March 22, 1999.

(4) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of investments in debt securities by security type at December 31, 1998 are as follows:

                                       Amortized           Unrealized         Unrealized        Fair Value
                                          Cost                Gain               Loss
                                       -----------------------------------------------------------------------
U.S. government agency
debt securities                        $    7,256,298        6,858               1,782         $     7,261,374

                                       -----------------------------------------------------------------------

The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity at December 31, 1998 are as follows:

                                                                 Amortized Cost                  Fair Value
                                                                 ---------------------------------------------
Maturities:
  Within 1 year                                                         $       400,510        $       400,750
  1 to 3 years                                                                6,855,788              6,860,624
                                                                 ---------------------------------------------

Total short-term and long-term investment securities                     $    7,256,298        $     7,261,374
                                                                 ---------------------------------------------

The entire investment securities portfolio is classified as available-for-sale.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

(5) Equipment

Equipment owned at December 31, 1998 and 1997 consists of the following:

                                                    Useful lives                1998                 1997
                                                    ------------------------------------------------------------
Capitalized software                                   3 years           $         574,793    $          551,893
Data processing equipment                              5 years                     272,077               216,947
Furniture and office equipment                       5 - 7 years                   395,182               280,235
Leasehold improvements                                 5 years                      14,689                13,373
                                                                      ------------------------------------------
     Total equipment                                                             1,256,741             1,062,448

Accumulated depreciation                                                          (684,830)             (272,859)
                                                                      ------------------------------------------
Equipment (net)                                                          $         571,911    $          789,589
                                                                      ------------------------------------------

Depreciation expense was $411,971 and $272,859 for the years ended December 31, 1998 and 1997, respectively.

(6)      Medical Claims Liability

Activity in the medical claims liability consisted of the following for the years ended December 31:

                                                                        1998                    1997
                                                               -----------------------------------------------
Balance at beginning of year                                   $                63,458       $               -
Incurred related to:
    Current year                                                             7,589,230                 172,941
    Prior year                                                                    (468)                      -
    Net incurred                                                             7,588,762                 172,941
                                                               -----------------------------------------------
Paid related to:
    Current year                                                             5,643,508                 109,483
    Prior year                                                                  62,990                       -
    Total paid                                                               5,706,498                 109,483
                                                               -----------------------------------------------
Balance at end of year                                         $             1,945,722       $          63,458

                                                               -----------------------------------------------

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

(7) Reinsurance

The Company has a reinsurance agreement for portions of the risk that it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

There were no reinsurance recoveries for the years ended December 31, 1998 and 1997.

(8) Commitments

At December 31, 1998 the Company is obligated under non-cancelable operating leases for office space and equipment expiring at various dates through December 2003. Rental expense for office space and equipment totaled approximately $250,406 and $171,699 for the years ended December 31, 1998 and 1997, respectively.

Future minimum rental payments under the terms of the operating leases at December 31, 1998 are as follows:



1999                                                  $        258,076
2000                                                           262,083
2001                                                           269,597
2002                                                           271,045
2003                                                            46,084
                                                     ------------------

    Total                                             $      1,106,885
                                                     ------------------

The Company's subsidiary, Pennsylvania Physicians Care Service Corp., has entered into employment agreements with executive officers of the Company and the Company's subsidiaries. With respect to these officers agreements, the total minimum commitment level of the Company and its subsidiaries over the next two years is approximately $340,000.

(9) Income Taxes

The net deferred amounts reported by the Company at December 31, 1998 and December 31, 1997 are as follows:

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------


                                                    1998               1997
                                            -----------------------------------
Deferred tax assets:
   Start up costs                             $    879,794      $    1,148,518
   Net operating loss carryforward               4,073,697           1,394,145
   Other assets                                     35,958              19,548
                                            -----------------------------------
Deferred tax asset                               4,989,449           2,562,211

Valuation allowance                            (4,989,449)         (2,562,211)
                                            -----------------------------------
Net deferred tax asset                        $     -           $       -

                                            -----------------------------------

The Company has Federal net operating losses of approximately $10,035,000 available to offset future income before taxes, which expire in the period from 2011 to 2018. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's lack of profitable operating history.

(10) Service Agreement

The Company has contracted with the Pennsylvania Medical Society Liability Insurance Company, to provide various accounting and administrative services.

(11) Concentrations of Credit Risk

The Company maintains cash accounts in excess of federally insured limits. These amounts are not significant to the Company's financial statements. Money market funds are invested in United States Treasury Securities that are guaranteed by the full faith and credit of the United States Government. Investments in marketable securities are managed within the guidelines established by the Board of Directors which emphasize investment-grade fixed income securities and limits the amount that may be invested in any one issuer. The fair value of the Company's financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be minimal.

Substantially all of the Company's revenues were generated from member contracts entered into in the Commonwealth of Pennsylvania. Such contracts are subject to certain regulations and requirements as determined by the Commonwealth of Pennsylvania Insurance Department.

(12) Benefit Plan

In October 1997 the Company adopted a qualified 401(k) deferred salary plan (the "Plan") covering

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

substantially all employees who meet certain requirements as to age and length of service and who elect to participate in the Plan. Under the Plan, employees may defer up to 15% of their compensation. The Company makes matching contributions equal to 50% of employee contributions up to 6% of compensation. Employees become fully vested in the Plan after 3 years of service. All costs of the Plan are funded as incurred. Employer matching contributions were approximately $51,000 and $13,000 for the years ended December 31, 1998 and 1997, respectively.

(13) Year 2000

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. To the extent that computer programs are unable to interpret calendar dates properly beginning in the Year 2000, computers, as well as other non-computer equipment using embedded technology, could shut down, calculate dates or data based on dates incorrectly, or report information inaccurately. Year 2000 issues affect virtually all companies and organizations.

The Company has undertaken a review of its systems infrastructure and operations in order to determine the extent to which its computer systems will be vulnerable to potential errors and system failures arising from the transition of dates from 1999 to 2000. The Company's financial and operational computer systems utilize computer software and hardware developed by outside vendors. The Company has, through communication with its software and hardware vendors, determined which internal information technology systems are Year 2000 compliant and which systems need updating. Most systems, including the Company's main system used to process enrollment, billing and accounts receivable, authorizations, and claims payments, and the Company's local area network, have been updated to process calendar dates beginning in the Year 2000. Updates on the remaining systems are scheduled to be completed in July, 1999. Additionally, the Company's telephone system has been updated to be Year 2000 compliant. Testing of the various systems to verify that dates beginning in the Year 2000 will be processed accurately will begin in May, 1999.

The Company does not expect the costs associated with this upgrade to be material to the Company's consolidated financial position, results of operations or cash flows. However, the Company is currently unable to determine the potential impact, if any, that could result from any of its vendors' failure to address this issue adequately. Despite any of its vendors' efforts, the Company's system infrastructure, software and hardware may still be materially adversely impacted by the transition to Year 2000 through the inability to accurately and timely process benefit claims, the inability to update customers' accounts, the inability to process financial transactions, the inability to bill customers, the inability to assess exposure to risks, the inability to determine liquidity requirements or report accurate financial data to management, shareholders, customers, regulators and others, business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues, any of which events could have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, the Company has begun to develop contingency/recovery plans aimed at ensuring the continuity

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

of critical business functions before December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical information technology systems and external relationships. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company and provide methods for returning to normal operations if one or more of those scenarios occur.

Year 2000 considerations may also have an effect on some third parties with whom the Company does business and thus indirectly affect the Company. One or more of the Company's physician providers, other health care providers or other contractors or suppliers may encounter errors and system failures arising from the transition of dates from 1999 to 2000, which would be beyond the Company's control. For example, the Company could be responsible if a hospital system failed to adequately address its Year 2000 issues and a patient insured by the Company were to suffer as a result of such failure. The Company has initiated contact with many of its providers, contractors and suppliers to determine if these third parties are appropriately responding to their Year 2000 issues. The Company will also review regulatory filings or audited financial statements for information on these third parties' state of readiness as it relates to Year 2000 issues. It is not possible to quantify the cost to the Company with respect to third parties with Year 2000 problems, although the Company does not anticipate that it will have a material adverse effect on its business, results of operations and financial condition.

(14) Subsequent Events

At a Special Meeting of Shareholders held on January 9, 1999, the holders of the Company's Class A voting common stock and Class B non-voting common stock approved a Plan of Recapitalization and Amended and Restated Articles of Incorporation of the Company. The recapitalization changed the voting rights of the Class A shares, created new classes of both common and preferred stock, provided for the conversion of the outstanding Class A shares and Class B shares to shares of a new class of voting common stock and simplified the shares of the Company by eliminating the Class C common stock and Class D common stock of The Company (no shares of which had been outstanding).

The Class A shares and Class B shares were changed to permit the voluntary conversion into a new class of voting common stock on or after January 11, 1999 at the election of the holder and to require conversion effective as of January 1, 2000. The conversion ratio is 400 shares of common stock for each Class A share and 100 shares of common stock for each Class B share. The conversion ratio is subject to adjustment in the event of a stock split, stock dividend, distribution or other transaction affecting the common stock prior to conversion. All Class A and Class B shares will also automatically convert to shares of common stock on the day before the occurrence of any of the following events:

o a reclassification or change of the outstanding common stock (except a stock split or a combination of shares);
o a consolidation or merger of the Company (except a merger in which the Company survives without a reclassification or change of the Company's common stock, except for a split or combination of shares); or

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

o the sale or conveyance (except if the sale or conveyance is for cash followed by the immediate distribution of such cash to the shareholders of the Company) to another corporation of all or substantially all of the Company's property.

Holders who elect to convert their Class A shares or Class B shares to common stock must convert all of such shares. As of March 17, 1999, no Class A shares or Class B shares had been converted by the holders thereof into shares of common stock.

                                    PART III

Item 1.  Index to Exhibits

Exhibit
Number                     Document and Description
------                     ------------------------
2.1 Amended and Restated Articles of Incorporation of Pennsylvania Physician Healthcare Plan, Inc. (incorporated by reference to Exhibit C to PPHP's definitive Proxy Statement, as supplemented, for the Special Meeting of Class A and Class B Stockholders held on January 9, 1999 (Commission File No. 0-28390)).

2.2 Amended and Restated Bylaws of Pennsylvania Physician Healthcare Plan, Inc. dated as of October 3, 1998.*

3.2 Plan of Recapitalization of PPHP, dated October 3, 1998 (incorporated by reference to Exhibit B to PPHP's definitive Proxy Statement, as supplemented, for the Special Meeting of Class A and Class B Stockholders held on January 9, 1999 (Commission File No. 0-28390)).

6.1 Licensure/Business Development Phase Services Agreement with Infinity Management Services, Inc., dated March 6, 1996 (incorporated by reference to Exhibit 6.1 to PPHP's Form 10-SB filed April 30, 1996 (Commission File No. 0-28390)).

6.2 Executive Employment Agreement, dated September 3, 1996, between PPHP Service Corp. and Richard A. Felice (incorporated by reference to Exhibit 6.2 to PPHP's Form 10-KSB for the fiscal year ended December 31, 1996 (Commission File No. 0-28390)).

6.3 Amendment to Executive Employment Agreement, dated as of September 2, 1997, between Pennsylvania Physicians Care Service Corp., and Richard A. Felice (incorporated by reference to Exhibit 6.3 to PPHP's Form 10-KSB for the fiscal year ended December 31, 1996 (Commission File No. 0-28390)).

6.4 Services Agreement between Pennsylvania Physicians Care Service Corp., and Pennsylvania Medical Society Liability Insurance Company, dated January 1, 1998 (incorporated by reference to Exhibit 6.3 to PPHP's Form 10-KSB for the fiscal year ended December 31, 1997 (Commission File No. 0-28390)).

6.5 Pennsylvania Physician Healthcare Plan, Inc., Stock Option Plan (incorporated by reference to Exhibit E to PPHP's definitive Proxy Statement for the Special Meeting of Class A and Class B Stockholders held on January 9, 1999 (Commission File No. 0-28390)).

6.6 Executive Employment Agreement, dated February 28, 1997, between Pennsylvania Physicians Care Service Corp. and Jack J. Jaroh.*

6.7 Agreement of Lease, dated September 19, 1996, between Pennsylvania Physician Healthcare Plan, Inc. and Union Deposit Corporation.*

6.8 Amendment No. 1 to Agreement of Lease, dated February 27, 1998, between Pennsylvania Physician Healthcare Plan, Inc. and Union Deposit Corporation.*


27                    Financial Data Schedule.*

---------------
*Filed herewith.

                               S I G N A T U R E S

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PENNSYLVANIA PHYSICIAN
                                 HEALTHCARE PLAN, INC.


Date:  March 26, 1999            By:           /s/Richard A. Felice
                                     -------------------------------------------
                                           Richard A. Felice, President
                                            (Chief Executive Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                                       Date
          ---------                         -----                                       ----
/s/Richard A. Felice                        Principal Executive Officer                 March 26, 1999
----------------------------------          and Director
Richard A. Felice

/s/T. Clark Phillip                         Principal Financial and                     March 26, 1999
----------------------------------          Accounting Officer
T. Clark Phillip

/s/Gary C. Brown                            Director                                    March 26, 1999
----------------------------------
Gary C. Brown, M.D.

/s/Darlene Ann M. Dunay                     Director                                    March 26, 1999
----------------------------------
Darlene Ann M. Dunay, D.O.

/s/Gay D. Dunne                             Director                                    March 26, 1999
----------------------------------
Gay D. Dunne, M.D.

/s/Edward W. Gerner                         Director                                    March 26, 1999
----------------------------------
Edward W. Gerner, M.D.

/s/Larry E. Goldstein                       Director                                    March 26, 1999
----------------------------------
Larry E. Goldstein, M.D.

----------------------------------          Director                                    ________, 1999
Frank H. Guinn, D.O.

/s/Leonard P. Harman                        Director                                    March 26, 1999
----------------------------------
Leonard P. Harman, D.O.

/s/George R. Homa                           Director                                    March 26, 1999
----------------------------------
George R. Homa, D.O.

/s/Lila Stein Kroser                        Director                                    March 26, 1999
----------------------------------
Lila Stein Kroser, M.D.

/s/Alice McCormick                          Director                                    March 26, 1999
----------------------------------
Alice McCormick, D.O.

/s/Richard J. Minehart                      Director                                    March 26, 1999
----------------------------------
Richard J. Minehart, M.D.

/s/John J. Nevulis                          Director                                    March 26, 1999
----------------------------------
John J. Nevulis, M.D.

/s/Mark A. Piaso                            Director                                    March 26, 1999
----------------------------------
Mark A. Piasio, M.D.

/s/James G. Pitcavage                       Director                                    March 26, 1999
----------------------------------
James G. Pitcavage, M.D.

/s/Robert S. Pyatt, Jr.                     Director                                    March 26, 1999
----------------------------------
Robert S. Pyatt, Jr., M.D.

/s/Saad Sakkal                              Director                                    March 26, 1999
----------------------------------
Saad Sakkal, M.D.

/s/Jay H. Shah                              Director                                    March 26, 1999
----------------------------------
Jay H. Shah, M.D.

/s/Milton D. Soiferman                      Director                                    March 26, 1999
----------------------------------
Milton D. Soiferman, J.D., D.O.

/s/Jay Anthony Townsend                     Director                                    March 26, 1999
----------------------------------
Jay Anthony Townsend, M.D.

                                       41