Form 10KSB/A
period 1998-12-31
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1999-05-12
CIK 1013325

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-KSB/A

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

         Transitional Small Business Disclosure Format (check one): Yes X No

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

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



Deloitte & Touche LLP

/s/ Deloitte & Touche LLP
-------------------------
Philadelphia, Pennsylvania

March 17, 1999

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.         Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------
                                                                                December 31,      December 31,
Assets                                                                             1998              1997
--------------------------------------------------------------------------------------------------------------
Current Assets:
      Cash and cash equivalents                                               $  2,608,269       $ 14,250,640
      Short-term investment securities                                             400,750               --
      Accrued interest income                                                      145,654             65,611
      Premiums receivable, net                                                     171,766             25,393
      Income taxes receivable                                                       28,853             28,853
      Other assets                                                                 245,056             71,585
-------------------------------------------------------------------------------------------------------------
Total current assets                                                             3,600,348         14,442,082
-------------------------------------------------------------------------------------------------------------
Long-term investment securities                                                  6,860,624               --
Equipment (net of accumulated depreciation of $684,830
      and $272,859, respectively)                                                  571,911            789,589
-------------------------------------------------------------------------------------------------------------
Total assets                                                                    11,032,883         15,231,671
=============================================================================================================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------
Current liabilities:
      Medical claims liabilities                                                 1,945,722             63,458
      Accounts payable                                                             152,558            113,128
      Accrued expenses                                                              44,350             43,500
      Other liabilities                                                             29,075             65,000
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        2,171,705            285,086
-------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
      authorized; 4,087 shares issued and outstanding                                   41                 41
Class B common non-voting stock, $.01 par value, 100,000 shares
      authorized; 1,074 shares issued and outstanding                                   11                 11
Additional paid in capital                                                      21,220,777         21,220,777
Accumulated deficit                                                            (12,364,727)        (6,274,244)
Accumulated other comprehensive income, net of taxes                                 5,076               --
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       8,861,178         14,946,585
-------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $ 11,032,883       $ 15,231,671
=============================================================================================================

          See accompanying notes to consolidated financial statements

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Income and Comprehensive Income

-------------------------------------------------------------------------------------------------------------
                                                                               Year-Ended         Year-Ended
                                                                              December 31,       December 31,
                                                                                 1998                1997
-------------------------------------------------------------------------------------------------------------
Revenues:
      Premiums                                                                $  6,622,311       $    183,222
      Consulting                                                                    65,000               --
      Investment income, net                                                       648,352            836,450
-------------------------------------------------------------------------------------------------------------
Total Revenue                                                                    7,335,663          1,019,672
-------------------------------------------------------------------------------------------------------------
Expenses:
      Health care services                                                       7,588,762            172,940
      Salary and benefits                                                        3,003,529          2,088,976
      Operating expenses                                                         1,953,429          1,124,602
      Professional services                                                        430,447            394,125
      Other taxes                                                                   38,008             25,256
      Depreciation                                                                 411,971            272,859
-------------------------------------------------------------------------------------------------------------
Total expenses                                                                  13,426,146          4,078,758
-------------------------------------------------------------------------------------------------------------
Net loss                                                                      $ (6,090,483)      $ (3,059,086)
=============================================================================================================
Other comprehensive income, net of income taxes:
      Unrealized gain on investments                                                 5,076               --

Comprehensive Loss                                                              (6,085,407)        (3,059,086)

Net loss per common share                                                     $  (1,180.10)      $    (592.73)

Weighted average common shares                                                       5,161              5,161
=============================================================================================================

          See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.


Consolidated Statements of Changes in Stockholders' Equity

-------------------------------------------------------------------------------------------------------------
                                      Common Stock Shares             Common Stock Par
                                                                            Value                 Additional
                                                                                                   Paid In
                                   Class A          Class B        Class A         Class B         Capital
-------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997              4,087            1,074     $         41    $         11    $ 21,220,777

Comprehensive Loss
     Net Loss
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            4,087            1,074               41              11      21,220,777
-------------------------------------------------------------------------------------------------------------

Comprehensive Loss
    Net loss

    Other Comprehensive
   Income
        Unrealized gains on
         investments
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            4,087            1,074     $         41    $         11    $ 21,220,777
-------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------
                               Accumulated     Accumulated
                                 Deficit          Other            Total
                                              Comprehensive
                                                 Income
---------------------------------------------------------------------------
Balance, January 1, 1997      $ (3,215,158)    $       --      $ 18,005,671

Comprehensive Loss
     Net Loss                   (3,059,086)                      (3,059,086)
---------------------------------------------------------------------------
Balance, December 31, 1997      (6,274,244)            --        14,946,585
---------------------------------------------------------------------------

Comprehensive Loss
    Net loss                    (6,090,483)                      (6,090,483)

    Other Comprehensive
   Income
        Unrealized gains on
         investments                                  5,076           5,076
---------------------------------------------------------------------------
Balance, December 31, 1998    $(12,364,727)    $      5,076    $  8,861,178
---------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statement of Cash Flows


-----------------------------------------------------------------------------------------------------------------
                                                                                   Year-Ended        Year-Ended
                                                                                  December 31,       December 31,
                                                                                     1998               1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                    $ (6,090,483)     $ (3,059,086)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation, amortization and accretion                                     419,966           272,859
          Net loss on sale of investment securities                                        670              --
          Change in assets and liabilities:
              Accrued interest income                                                  (80,043)           12,030
              Premiums receivable                                                     (146,373)          (25,393)
              Income tax receivable                                                       --             137,147
              Other assets                                                            (173,471)           18,231
              Medical claims liabilities                                             1,882,264            63,458
              Accounts payable                                                          39,430          (221,978)
              Accrued expenses                                                             850            43,500
              Other liabilities                                                        (35,925)          (42,942)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                               (4,183,115)       (2,716,290)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Purchases of investment securities                                            (9,564,463)             --
      Proceeds from maturities of investment securities                              1,350,000              --
      Proceeds from sale of investment securities                                      949,500              --
      Purchases of equipment                                                          (194,293)         (414,677)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (7,459,256)         (414,677)
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                          (11,642,371)       (3,130,967)
Cash and cash equivalents, beginning of period                                      14,250,640        17,381,607
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $  2,608,269      $ 14,250,640
================================================================================================================


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

(4) Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of investments in debt securities by security type at December 31, 1998 are as follows:

                                    Amortized        Unrealized          Unrealized       Fair Value
                                       Cost             Gain                Loss
                                  ------------------------------------------------------------------
U.S. government agency
debt securities                    $7,256,298           6,858               1,782         $7,261,374
                                  ------------------------------------------------------------------


The amortized cost and estimated fair value of short-term and long-term investments by contractual maturity at December 31, 1998 are as follows:


                                                        Amortized Cost    Fair Value
                                                        ----------------------------
Maturities:
  Within 1 year                                           $  400,510      $  400,750
  1 to 3 years                                             6,855,788       6,860,624
                                                          --------------------------

Total short-term and long-term investment securities      $7,256,298      $7,261,374
                                                          --------------------------


The entire investment securities portfolio is classified as available-for-sale.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997



(5) Equipment

Equipment owned at December 31, 1998 and 1997 consists of the following:


                                    Useful lives       1998           1997
                                   -------------------------------------------
Capitalized software                  3 years      $   574,793    $    551,893
Data processing equipment             5 years          272,077         216,947
Furniture and office equipment       5-7 years         395,182         280,235
Leasehold improvements                5 years           14,689          13,373
                                                   ---------------------------
     Total equipment                                 1,256,741       1,062,448

Accumulated depreciation                             (684,830)       (272,859)
                                                   ---------------------------
Equipment (net)                                    $   571,911    $    789,589
                                                   ---------------------------

Depreciation expense was $411,971 and $272,859 for the years ended December 31, 1998 and 1997, respectively.

(6) Medical Claims Liability

Activity in the medical claims liability consisted of the following for the years ended December 31:


                                     1998              1997
                                  -----------       -----------
Balance at beginning of year      $    63,458       $      --
Incurred related to:
    Current year                    7,589,230           172,941
    Prior year                           (468)             --
    Net incurred                    7,588,762           172,941
                                  -----------       -----------
Paid related to:
    Current year                    5,643,508           109,483
    Prior year                         62,990              --
    Total paid                      5,706,498           109,483
                                  ===========       ===========
Balance at end of year            $ 1,945,722       $    63,458
                                  -----------       -----------

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

Future minimum rental payments under the terms of the operating leases at December 31, 1998 are as follows:


    1999                          $   258,076
    2000                              262,083
    2001                              269,597
    2002                              271,045
    2003                               46,084
                                  -----------
        Total                     $ 1,106,885
                                  -----------

The Company's subsidiary, Pennsylvania Physicians Care Service Corp., has entered into employment agreements with executive officers of the Company and the Company's subsidiaries. With respect to these officers agreements, the total minimum commitment level of the Company and its subsidiaries over the next two years is approximately $340,000.

(9) Income Taxes

The net deferred amounts reported by the Company at December 31, 1998 and December 31, 1997 are as follows:

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 1998 and 1997

                                            1998             1997
                                        -----------       -----------
Deferred tax assets:
   Start up costs                       $   879,794       $ 1,148,518
   Net operating loss carryforward        4,073,697         1,394,145
   Other assets                              35,958            19,548
                                        -----------       -----------
Deferred tax asset                        4,989,449         2,562,211

Valuation allowance                      (4,989,449)       (2,562,211)
Net deferred tax asset                  $      --         $      --
                                        -----------       -----------

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

(13) Subsequent Events

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

                                                 PENNSYLVANIA PHYSICIAN
                                                 HEALTHCARE PLAN, INC.


Date:  May 12, 1999                              By: /s/ T. Clark Phillip
                                                     ---------------------------
                                                     T. Clark Phillip, Treasurer
                                                      (Chief Financial Officer)