Form 10-Q
period 1999-03-31
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1999-05-17
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

               Registrant's Telephone Number, including area code:
                                 (717) 561-7890

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                   Yes  X   No      ,
                                      -----   ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,087 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                             (as of April 30, 1999)

                                  Transitional Small Business Disclosure Format:
Yes    X          No
   -----------       ---------

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,           December 31,
Assets                                                                                            1999                 1998
-------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                $ 3,728,215          $ 2,608,269
     Short-term investment securities                                                             400,000              400,750
     Accrued interest income                                                                       56,248              145,654
     Premiums receivable, net                                                                     283,633              171,766
     Income taxes receivable                                                                       28,853               28,853
     Other assets                                                                                 323,485              245,056
-------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                            4,820,434            3,600,348
-------------------------------------------------------------------------------------------------------------------------------

Long-term investment securities                                                                 4,891,379            6,860,624
Equipment (net of accumulated depreciation of $741,852
     and $684,830, respectively)                                                                  599,376              571,911
-------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                   10,311,189           11,032,883
-------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Medical claims liabilities                                                                 2,579,762            1,945,722
     Accounts payable                                                                             120,349              152,558
     Accrued expenses                                                                              56,162               44,350
     Other liabilities                                                                            480,933               29,075
-------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                       3,237,206            2,171,705
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
     authorized;  4,087 shares issued and outstanding                                                  41                   41
Class B common non-voting stock, $.01 par value, 100,000 shares
     authorized;  1,074 shares issued and outstanding                                                  11                   11
Additional paid in capital                                                                     21,220,777           21,220,777
Accumulated deficit                                                                           (14,135,206)         (12,364,727)
Net unrealized gain on investment securities, net of taxes                                        (11,640)               5,076
-------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                      7,073,983            8,861,178
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                   $ 10,311,189         $ 11,032,883
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Income and Comprehensive Income

------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months             Three Months
                                                                                    Ended                    Ended
                                                                                March 31, 1999           March 31, 1998
------------------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                                                    $ 4,976,586               $  928,238
     Investment income, net                                                          118,680                  180,688
------------------------------------------------------------------------------------------------------------------------

Total Revenue                                                                      5,095,266                1,108,926
------------------------------------------------------------------------------------------------------------------------

Expenses:
     Health care services                                                          5,196,094                  713,076
     Salary and benefits                                                             981,286                  687,780
     Operating  expenses                                                             533,040                  390,353
     Professional services                                                            87,660                   77,864
     Other taxes                                                                      10,643                    2,485
     Depreciation                                                                     57,022                   99,133
------------------------------------------------------------------------------------------------------------------------

Total expenses                                                                     6,865,745                1,970,691
------------------------------------------------------------------------------------------------------------------------


Net loss                                                                         $(1,770,479)              $ (861,765)
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of income taxes:
     Unrealized gain on investments                                                  (16,716)                       -

Comprehensive Loss                                                                (1,787,195)                (861,765)

Net loss per common share                                                        $   (343.05)              $  (166.98)

Weighted average common shares                                                         5,161                    5,161
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                      Common           Common Stock        Additional                       Other
                                   Stock Shares          Par Value           Paid In       Accumulated   Comprehensive
                               Class A     Class B  Class A    Class B       Capital         Deficit        Income         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997       4,087       1,074     $ 41       $ 11    $ 21,220,777    $ (6,274,244)    $       -    $14,946,585

Comprehensive Loss
     Net loss                                                                               (6,090,483)                  (6,090,483)

Other Comprehensive Income
     Unrealized gains on
     investments                                                                                               5,076          5,076
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998       4,087       1,074       41         11      21,220,777     (12,364,727)        5,076      8,861,178
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Loss
     Net loss                                                                               (1,770,479)                  (1,770,479)

Other Comprehensive Income
     Unrealized losses on
     investments                                                                                             (16,716)       (16,716)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999          4,087       1,074     $ 41       $ 11    $ 21,220,777   $ (14,135,206)    $ (11,640)   $ 7,073,983
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months                     Three Months
                                                                                         Ended                            Ended
                                                                                     March 31, 1999                   March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                         $ (1,770,479)                    $ (861,765)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
         Depreciation, amortization and accretion                                           61,457                         99,133
         Net loss on sale of invetment securities                                               22                              -
         Change in assets and liabilities:
            Accrued interest income                                                         89,406                          6,032
            Premiums receivable                                                            171,766                          9,421
            Other assets                                                                   (78,429)                        (7,357)
            Medical claims liabilities                                                     634,040                        151,982
            Accounts payable                                                               (32,209)                        (9,673)
            Accrued expenses                                                                11,812                        (18,387)
            Other liabilities                                                              168,225                              -
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                     (744,389)                      (630,614)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investment securities                                                 (2,151,194)                             -
     Proceeds from maturities of investment securities                                   4,000,000                              -
     Proceeds from sale of investment securities                                           100,016                              -
     Purchases of equipment                                                                (84,487)                       (63,151)
------------------------------------------------------------------------------------------------------------------------------------

 Net cash recieved from (used in) investing activities                                   1,864,335                        (63,151)
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     1,119,946                       (693,765)
Cash and cash equivalents, beginning of period                                           2,608,269                     14,250,640
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                              $  3,728,215                   $ 13,556,875
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements for the Three Month Periods Ended March 31, 1999 and 1998.
--------------------------------------------------------------------------------
 (1)     Description of Business

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

 (2)     Summary of Significant Accounting Policies

         Unaudited Financial Statements
         The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1998 and reflect, in the opinion of management, all adjustments necessary to fairly state the results of operations for such periods.

         The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations expected for the full year.

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

         Investments
         The investment securities portfolio is classified as available-for-sale, and carried at fair value. Such fair value is based upon values obtained from independent third parties or quoted market prices of comparable instruments. Temporary changes in the fair value of investments are reflected as a component of other comprehensive income.

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

 (3)     Restrictions on Cash

         The Company received a license to operate an HMO on March 22, 1999, which eliminated certain restrictions on its use of cash proceeds from its 1995-1996 stock offering.

 (4)     Reinsurance

         The Company has a reinsurance agreement for portions of the risk that it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

         There were no reinsurance recoveries for the three month periods ended March 31, 1999 and 1998.

 (5)     Income Taxes

         The net deferred amounts reported by the Company at March 31, 1999 and December 31, 1998 are as follows:

                                                          1999           1998
                                                    ------------- -------------
               Deferred tax assets:
                  Start up costs                    $    835,476  $     879,794
                  Net operating loss carryforward      4,842,454      4,073,697
                  Other assets                            18,015         35,958
                                                    ------------- -------------
               Deferred tax asset                      5,695,945      4,989,449

               Valuation allowance                    (5,695,945)    (4,989,449)
                                                    ------------- -------------
               Net deferred tax asset               $          -  $           -
                                                    ------------- -------------

         The Company has Federal net operating losses of approximately $11,927,000 available to offset future income before taxes, which expire in the period from 2011 to 2019. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's lack of profitable operating history.

 (6)     Recapitalization

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

Item 2. Management's Discussion and Analysis on Plan of Operation.

         There have been no material changes in Registrant's plan of operations as set forth in the December 31, 1998 form 10-KSB.

         Year 2000

         The "Year 2000 issue" refers generally to the problem that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. To the extent that computer programs are unable to properly interpret calendar dates beginning in the Year 2000, computers, as well as other non-computer equipment using embedded technology, could shut down, calculate dates or data based on dates incorrectly, or report information inaccurately. Year 2000 issues affect virtually all companies and organizations.

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

         In addition, the Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical information technology systems and external relationships. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company and provide methods for returning to normal operations if one or more of those scenarios occur.

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


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)      Exhibits

                 27  Financial Data Schedule

        (b)      Reports on Form 8-K

                 None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf be the undersigned, thereunto duly authorized:

                                                     Pennsylvania Physician Healthcare Plan, Inc.
                                                     (Registrant)

Date:    May 14, 1999                                By:      /s/ Richard A. Felice
         -----------------------------------                  --------------------------------------------
                                                              Richard A. Felice, President and Chief
                                                              Executive Officer


Date:    May 14, 1999                                By:      /s/ T. Clark Phillip
         -----------------------------------                  --------------------------------------------
                                                              T. Clark Phillip, Treasurer and Chief
                                                              Financial Officer
