Form 10-Q
period 1999-06-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1999-08-17
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                   Yes   X     No       ,
                                      -------    -------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,087 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                              (as of July 31, 1999)

                 Transitional Small Business Disclosure Format:
Yes  X     No
   -----     -----

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------
                                                                          June 30,            December 31,
Assets                                                                     1999                  1998
---------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                            $ 523,749          $ 2,608,269
     Short-term investment securities                                       199,250              400,750
     Accrued interest income                                                103,591              145,654
     Premiums receivable, net                                                68,914              171,766
     Income taxes receivable                                                 28,853               28,853
     Other assets                                                           566,578              245,056
---------------------------------------------------------------------------------------------------------

Total current assets                                                      1,490,935            3,600,348
---------------------------------------------------------------------------------------------------------

Long-term investment securities                                           6,061,082            6,860,624
Equipment (net of accumulated depreciation of $801,768
     and $684,830, respectively)                                            557,368              571,911
---------------------------------------------------------------------------------------------------------

Total assets                                                              8,109,385           11,032,883
---------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------
Current liabilities:
     Medical claims liabilities                                           3,845,484            1,945,722
     Accounts payable                                                        48,788              152,558
     Accrued expenses                                                       176,620               44,350
     Other liabilities                                                      193,000               29,075
---------------------------------------------------------------------------------------------------------

Total current liabilities                                                 4,263,892            2,171,705
---------------------------------------------------------------------------------------------------------

Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
     authorized;  4,087 shares issued and outstanding                            41                   41
Class B common non-voting stock, $.01 par value, 100,000 shares
     authorized;  1,074 shares issued and outstanding                            11                   11
Additional paid in capital                                               21,220,777           21,220,777
Accumulated deficit                                                     (17,324,675)         (12,364,727)
Net unrealized gain (loss) on investment securities, net of taxes           (50,661)               5,076
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                3,845,493            8,861,178
---------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                              $ 8,109,385         $ 11,032,883
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Income and Comprehensive Income

-----------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months        Three Months          Six Months          Six Months
                                                            Ended              Ended                 Ended              Ended
                                                        June 30, 1999       June 30, 1998        June 30, 1999       June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                           $  5,757,343         $  1,141,256         $ 10,733,929         $  2,069,494
     Consulting                                                 --                 65,000                 --                 65,000
     Investment income, net                                  114,700              156,861              233,380              337,549
-----------------------------------------------------------------------------------------------------------------------------------

Total Revenue                                              5,872,043            1,363,117           10,967,309            2,472,043
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
     Health care services                                  7,386,398            1,287,491           12,582,492            2,000,567
     Salary and benefits                                     886,681              662,554            1,867,967            1,350,334
     Operating  expenses                                     672,152              456,061            1,205,192              846,414
     Professional services                                    55,815              135,480              143,475              213,344
     Other taxes                                                 549                1,072               11,192                3,557
     Depreciation                                             59,917              100,608              116,939              199,741
-----------------------------------------------------------------------------------------------------------------------------------

Total expenses                                             9,061,512            2,643,266           15,927,257            4,613,957
-----------------------------------------------------------------------------------------------------------------------------------


Net loss                                                $ (3,189,469)        $ (1,280,149)        $ (4,959,948)        $ (2,141,914)
-----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of income taxes:
     Unrealized (loss) on investments                        (39,021)                --                (55,737)                --

Comprehensive loss                                        (3,228,490)          (1,280,149)          (5,015,685)          (2,141,914)

Net loss per common share                               $    (617.99)        $    (248.04)        $    (961.04)        $    (415.02)

Weighted average common shares                                 5,161                5,161                5,161                5,161
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                     Common             Common Stock       Additional                       Other
                                  Stock Shares            Par Value          Paid In      Accumulated    Comprehensive
                              Class A     Class B    Class A    Class B      Capital        Deficit        Income          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997     4,087       1,074      $ 41       $ 11      $21,220,777    $ (6,274,244)    $    --     $14,946,585

Comprehensive Loss
     Net loss                                                                               (6,090,483)                 (6,090,483)

Other Comprehensive Income
     Unrealized gains on
     investments                                                                                               5,076         5,076
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998     4,087       1,074        41         11       21,220,777     (12,364,727)        5,076     8,861,178
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Loss
     Net loss                                                                               (4,959,948)                 (4,959,948)

Other Comprehensive Income
     Unrealized losses on
     investments                                                                                             (55,737)      (55,737)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999         4,087       1,074      $ 41       $ 11      $21,220,777    $(17,324,675)    $ (50,661)  $ 3,845,493
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months        Three Months       Six Months          Six Months
                                                               Ended               Ended             Ended               Ended
                                                            June 30, 1999      June 30, 1998      June 30, 1999     June 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                               $ (3,189,469)      $ (1,280,149)      $ (4,959,948)      $ (2,141,914)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
         Depreciation, amortization and accretion                 62,641            100,608            124,098            199,741
         Net loss on sale of invetment securities                    198               --                  220               --
         Change in assets and liabilities:
             Accrued interest income                             (47,343)            11,053             42,063             17,085
             Premiums receivable                                 (68,914)            12,398            102,852             21,819
             Other assets                                       (243,093)            32,829           (321,522)            25,472
             Medical claims liabilities                        1,265,722            279,249          1,899,762            431,231
             Accounts payable                                    (71,561)            83,841           (103,770)            74,168
             Accrued expenses                                    120,458             10,832            132,270             (7,555)
             Other liabilities                                    (4,300)           (55,325)           163,924            (55,325)
----------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                         (2,175,661)          (804,664)        (2,920,051)        (1,435,278)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investment securities                       (1,560,709)              --           (3,711,902)              --
     Proceeds from maturities of investment securities           400,000               --            4,400,000               --
     Proceeds from sale of investment securities                 149,812               --              249,828               --
     Purchases of equipment                                      (17,908)           (66,778)          (102,395)          (129,929)
----------------------------------------------------------------------------------------------------------------------------------

 Net cash received from (used in) investing activities        (1,028,805)           (66,778)           835,531           (129,929)
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (3,204,466)          (871,442)        (2,084,520)        (1,565,207)
Cash and cash equivalents, beginning of period                 3,728,215         13,556,875          2,608,269         14,250,640
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $    523,749       $ 12,685,433       $    523,749       $ 12,685,433
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Notes to Consolidated Financial Statements.
-------------------------------------------------------------------------------

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

         The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations expected for the full year.

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

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which became effective in 1998. This statement establishes standards for reporting selected information about operating segments in the Company's interim and annual financial statements. Adoption of this statement did not impact the presentation of the Company's financial information.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. Management is currently evaluating the effects of FASB No. 133 on the Company's financial condition and results of operations.

         Year 2000
         Costs incurred by the Company to address Year 2000 issues, to include costs for assessment, renovation, testing, verification, and implementation, are charged to expense as incurred.

 (3)     Going Concern Matters

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three month and six month periods ended June 30, 1999, the Company incurred comprehensive losses of $3,228,490 and $5,015,685, respectively. The Company's net worth at June 30, 1999 was $3.8 million. Pennsylvania managed care laws require that the Company possess an initial minimum net worth of $1,175,000 to operate a PPO and an additional $1,500,000 for a HMO. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to comply with the Pennsylvania managed care requirements. The Company is actively seeking out alternative opportunities that would likely involve a fundamental change in its structure and ownership, including the sale of the Company or the merger of the Company into another entity. Any such transaction would require state and other regulatory approval, as well as, a two-thirds vote of all shareholders entitled to vote in accordance with the Company's bylaws.

 (4)     Reinsurance

         The Company has a reinsurance agreement for portions of the risk that it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

         There were no reinsurance recoveries for the six month periods ended June 30, 1999 and 1998.

(5)      Income Taxes

         The net deferred amounts reported by the Company at June 30, 1999 and December 31, 1998 are as follows:

                                                                 1999              1998
                                                          ---------------------------------
                Deferred tax assets:
                   Start up costs                            $    767,582      $  1,039,158
                   Net operating loss carryforward              5,071,597          2,377696
                   Other assets                                     8,022            27,293
                                                          ---------------------------------
                Deferred tax asset                              5,847,201         3,444,147

                Valuation allowance                           (5,847,201)        (3,444,147)
                                                          ---------------------------------
                Net deferred tax asset                       $        --       $        --
                                                          ---------------------------------

         The Company has Federal net operating losses of approximately $12,492,000 available to offset future income before taxes, which expire in the period from 2011 to 2019. Management recorded the valuation allowance to reduce the deferred income tax benefit to its estimated realizable value in light of the Company's lack of profitable operating history.

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

         Holders who elect to convert their Class A shares or Class B shares to common stock must convert all of such shares. As of June 30, 1999, no Class A shares or Class B shares had been converted by the holders thereof into shares of common stock.

(7)      Restrictions on Cash

         The Company received a license to operate an HMO on March 22, 1999, which eliminated certain restrictions on its use of cash proceeds from its 1995-1996 stock offering.

Item 2. Management's Discussion and Analysis or Plan of Operation.

        During the second quarter of 1999 the Company incurred significantly larger underwriting losses than anticipated. These losses were primarily the result of over-utilization of health care services by a relatively small number of employer groups. These losses have threatened the Company's viability. As a result of these losses and the anticipation of future losses, the Company must obtain additional financing in an amount in excess of $3 million to sustain its operations and fund its operation losses through the foreseeable future. However, the Company's external cash requirements exceed its internally generated cash by an amount in excess of its ability to borrow or to access the capital markets.

        Consequently, the Company is actively seeking out alternative opportunities that would likely involve a fundamental change in its structure and ownership, including the sale of the Company or the merger of the Company into another entity. To date, however, no definitive opportunities have been presented and the Company is unable to predict whether such opportunities will be available to it before its financial condition deteriorates to the point where it is required to cease operations or seek protection from its creditors. Any such transaction would likely be subject to state and other regulatory approvals. Furthermore, the Company's bylaws require a two-thirds vote of all shareholders entitled to vote to approve such a transaction. Receipt of such approvals could be an extremely lengthy procedure.

        The Company's net worth at June 30, 1999 was $3.8 million. Pennsylvania managed care laws require that the Company possess an initial minimum net worth of $1,175,000 to operate a preferred provider organization
        (PPO) and an additional $1,500,000 for a health maintenance organization
        (HMO). The Company is prevented from employing in its operations the cash that makes up these reserves. If the Company becomes unable to meet the foregoing deposit and net worth requirements its PPO and HMO licenses may revoked.

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

        The Company has undertaken a review of its systems infrastructure and operations in order to determine the extent to which its computer systems will be vulnerable to potential errors and system failures arising from the transition of dates from 1999 to 2000. The Company's financial and operational computer systems utilize computer software and hardware developed by outside vendors. The Company has, through communication with its software and hardware vendors, determined which internal information technology systems are Year 2000 compliant and which systems need updating. Most systems, including the Company's main system used to process enrollment, billing and accounts receivable, authorizations, and claims payments, and the Company's local area network, have been updated to process calendar dates beginning in the Year 2000. Updates on the remaining systems are scheduled to be completed in August, 1999. Additionally, the Company's telephone system has been updated to be Year 2000 compliant. Testing of the various systems to verify that dates beginning in the Year 2000 will be processed accurately began in June, 1999 and should be completed in October, 1999.

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

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.a     Second Amendment to Executive Employment Agreement of
                  Richard A Felice
         10.a     Executive Employment Agreement of T. Clark Phillip
         27       Financial Data Schedule

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf be the undersigned, thereunto duly authorized:

                               Pennsylvania Physician Healthcare Plan, Inc.
                                               (Registrant)

Date:  August 13, 1999           By: /s/ Richard A. Felice
       -------------------           --------------------------------------
                                     Richard A. Felice, President and Chief
                                     Executive Officer


Date:  August 13, 1999           By: /s/ T. Clark Phillip
       -------------------           --------------------------------------
                                       T. Clark Phillip, Treasurer and Chief
                                       Financial Officer