Form 10QSB
period 1999-09-30
PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN INC
filed 1999-12-28
CIK 1013325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


   c/o Pelino & Lentz, 1650 Market Street, 32nd Floor, Philadelphia, PA 19103
                    (Address of Principal Executive Offices)

               Registrant's Telephone Number, including area code:
                                 (215) 246-3168

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                   Yes   X   No
                                      ------   ---------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         4,087 shares of Class A common stock, $.01 par value per share

         1,074 shares of Class B common stock, $.01 par value per share

                           (as of September 30, 1999)

                 Transitional Small Business Disclosure Format:

Yes   X          No
   ---------       ------------

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statement of Net Liabilities (Liquidation Basis) as of September 30, 1999 and
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,       December 31,
Assets                                                                                              1999                1998
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                         $ 427,689          $ 2,608,269
Short-term investment securities                                                                    597,908              400,750
Accrued interest income                                                                              31,413              145,654
Premiums receivable, net                                                                            356,024              171,766
Income taxes receivable                                                                                   -               28,853
Other assets                                                                                          7,950              245,056
Long-term investment securities                                                                   2,884,882            6,860,624
Equipment (at net realizable value as of September 30, 1999 and net
     of accumulated depreciation of $684,830 as of December 31, 1998)                               327,922              571,911
---------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                      4,633,788           11,032,883
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------------

Liabilities:
     Medical claims liabilities                                                                   4,875,380            1,945,722
     Accounts payable                                                                               126,847              152,558
     Accrued expenses                                                                               155,800               44,350
     Other liabilities                                                                              193,000               29,075
     Reserve for estimated costs during the period of liquidation                                   600,000                    -
---------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                 5,951,027            2,171,705
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
Class A common voting stock, $.01 par value, 40,000 shares
     authorized;  4,087 shares issued and outstanding                                                     -                   41
Class B common non-voting stock, $.01 par value, 100,000 shares
     authorized;  1,074 shares issued and outstanding                                                     -                   11
Additional paid in capital                                                                                -           21,220,777
Accumulated deficit                                                                                       -          (12,364,727)
Net unrealized gain (loss) on investment securities, net of taxes                                         -                5,076
---------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                                -            8,861,178
---------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                                          $ 11,032,883
Net liabilities in liquidation                                                                 $ (1,317,239)
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Loss and Changes in Net Assets (Liabilities) For the Three and Nine Months Ended
September 30, 1999 (Liquidation Basis) and September 30, 1998 (Going Concern Basis)
------------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months          Three Months       Nine Months           Nine Months
                                                         Ended                 Ended              Ended                 Ended
                                                      September 30,         September 30,      September 30,         September 30,
                                                          1999                  1998               1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                         $ 7,107,488        $    1,818,428       $   17,841,417        $    3,887,922
     Consulting                                                 -                     -                    -                65,000
     Investment income, net                                64,153               157,232              297,533               494,781
------------------------------------------------------------------------------------------------------------------------------------

Total Revenue                                           7,171,641             1,975,660           18,138,950             4,447,703
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
     Health care services                               9,326,300             2,017,125           21,908,792             4,017,692
     Salary and benefits                                  912,266               786,613            2,780,233             2,136,947
     Operating  expenses                                  561,574               453,874            1,766,766             1,300,288
     Professional services                                 87,906               125,344              231,381               338,688
     Other taxes                                            4,100                33,462               15,292                37,019
     Depreciation                                          90,668               104,141              207,607               303,882
------------------------------------------------------------------------------------------------------------------------------------

Total expenses                                         10,982,814             3,520,559           26,910,071             8,134,516
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                              $(3,811,173)       $   (1,544,899)      $   (8,771,121)       $   (3,686,813)
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of income taxes:
     Unrealized gain (loss) on investments                  1,963                21,504              (53,774)               21,504

------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                    $(3,809,210)       $   (1,523,395)      $   (8,824,895)       $   (3,665,309)

Net Assets, Beginning of Period                         3,845,493            12,804,671            8,861,178            14,946,585

Adjustment to Liquidation Basis                        (1,353,522)                    -           (1,353,522)                    -

Net Assets (Liabilities), End of Period               $(1,317,239)       $   11,281,276       $   (1,317,239)       $   11,281,276
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Changes In Net Liabilities (Deficiency In Assets) For The Nine Months Ended September 30, 1999
(Liquidation Basis) and Consolidated Statement of Changes in Stockholders' Equity For The Year Ended December 31, 1998
(Going Concern Basis)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated       Net
                                         Common            Common Stock      Additional                      Other      Liabilities
                                       Stock Shares          Par Value        Paid In     Accumulated    Comprehensive  (Deficiency
                                   Class A     Class B  Class A    Class B    Capital       Deficit          Income      In Assets)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          4,087       1,074    $ 41       $ 11    $21,220,777  $ (6,274,244)     $      -     $14,946,585

Comprehensive Loss
     Net loss                                                                              (6,090,483)                   (6,090,483)

Other Comprehensive Income
     Unrealized gains on
     investments                                                                                              5,076           5,076
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998          4,087       1,074      41         11     21,220,777   (12,364,727)        5,076       8,861,178
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Loss
     Net loss                                                                              (8,771,121)                   (8,771,121)

Other Comprehensive Income
     Unrealized losses on
     investments                                                                                            (53,774)        (53,774)

     Adjustment to liquidation
     basis                                                                                               (1,353,522)     (1,353,522)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1999         4,087       1,074    $ 41       $ 11    $21,220,777  $(21,135,848)  $(1,402,220)    $(1,317,239)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PENNSYLVANIA PHYSICIAN HEALTHCARE PLAN, INC.

Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months    Three Months      Nine Months       Nine Months
                                                                   Ended           Ended             Ended             Ended
                                                                September 30,   September 30,     September 30,     September 30,
                                                                    1999            1998              1999              1998
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                   $ (3,811,173)   $ (1,544,899)     $ (8,771,121)     $ (3,686,813)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation, amortization and accretion                     83,509         106,389           207,607           306,130
         Net loss on sale of invetment securities                     19,070               -            19,290                 -
         Change in assets and liabilities:
            Accrued interest income                                   72,178         (36,492)          114,241           (19,407)
            Premiums receivable                                     (287,110)       (241,362)         (184,258)         (219,543)
            Other assets                                              30,136         (25,241)         (291,386)              231
            Medical claims liabilities                             1,029,896         921,351         2,929,658         1,352,582
            Accounts payable                                          78,059         (98,081)          (25,711)          (23,913)
            Accrued expenses                                         (20,820)         (2,470)          111,450           (10,025)
            Other liabilities                                              -         287,377           163,925           232,052
---------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                             (2,806,255)       (633,428)       (5,726,305)       (2,068,706)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of investment securities                                    -      (9,564,463)       (3,711,902)       (9,564,463)
     Proceeds from maturities of investment securities                     -               -         4,400,000                 -
     Proceeds from sale of investment securities                   2,767,594               -         3,017,421                 -
     Purchases of equipment                                          (57,399)        (29,747)         (159,794)         (159,676)
---------------------------------------------------------------------------------------------------------------------------------

Net cash received from (used in) investing activities              2,710,195      (9,594,210)        3,545,725        (9,724,139)
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (96,060)    (10,227,638)       (2,180,580)      (11,792,845)
Cash and cash equivalents, beginning of period                       523,749      12,685,433         2,608,269        14,250,640
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $  427,689     $ 2,457,795         $ 427,689       $ 2,457,795
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

         During the second and third quarters of 1999, the Company's PPO incurred significantly larger underwriting losses than anticipated. Since September 30, 1999, the Company's financial condition has continued to deteriorate and has required that the Company cease all operations and begin the process of winding up its affairs, liquidating its assets and dissolving. See Note 3, "Going Concern Matters", of Notes to Consolidated Financial Statements and Item 2, "Management's Discussion and Analysis or Plan of Operation." Accordingly, the Company adopted the liquidation basis of accounting as of September 30, 1999, and adjusted its remaining assets to estimated net realizable value and its liabilities to include estimated costs of liquidating the Company as follows:

             -------------------------------------------------------------------
             Write-down of tax receivable                            $  28,853
             --------------------------------------------------- ---------------
             Write-down of other assets                              $ 528,492
             --------------------------------------------------- ---------------
             Write-down of equipment                                 $ 196,177
             --------------------------------------------------- ---------------
             Liability for estimated cost of liquidation             $ 600,000
             --------------------------------------------------- ---------------
                      Adjustment to liquidation basis               $1,353,522
             -------------------------------------------------------------------

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

         Equipment
         As of September 30, 1999, equipment, consisting of furniture and office equipment, data processing equipment, capitalized software and leasehold improvements, is carried at its estimated net realizable value. As of December 31, 1998, equipment was carried at cost. Depreciation is calculated on the accelerated cost recovery method for both financial reporting and income taxes purposes over the estimated useful lives of the assets.

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

 (3)     Going Concern Matters

         The accompanying financial statements have been prepared on a liquidation basis as of September 30, 1999, and on a going concern basis as of December 31, 1998. As shown in the financial statements for the three month and nine month periods ended September 30, 1999, the Company incurred comprehensive losses of $3,809,210 and $8,824,895, respectively. Additionally, the adjustment to a liquidation basis recognized reductions in asset values and increases in liabilities related to liquidation. The Company's net liability (deficiency in assets) in liquidation at September 30, 1999 was estimated to be $1,317,239. Pennsylvania managed care laws require that the Company possess a minimum net worth of $1,175,000 to operate a PPO and an additional $1,500,000 for a HMO. These factors among others indicate that the Company will be unable to continue as a going concern. Please see Item 2. "Management's Discussion and Analysis or Plan of Operation," for a more detailed discussion of this matter.

 (4)     Reinsurance

         The Company has a reinsurance agreement for portions of the risk that it has underwritten through its products. PPO risk was reinsured to $2,000,000 per member per lifetime in excess of maximum loss retention of $75,000 per member per year and subject to certain per day maximums. Coinsurance ranges from 50% to 90% depending on the type of service, age of the member, and service facility.

         There were no reinsurance recoveries for the nine month periods ended September 30, 1999 and 1998.

 (5)     Income Taxes

         The Company has Federal net operating losses available to offset future income before taxes, which expire in the period from 2011 to 2019. In light of the Company's current financial condition it is unlikely that these operating losses will ever be utilized.

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

         Holders who elect to convert their Class A shares or Class B shares to common stock must convert all of such shares. As of September 30, 1999, no Class A shares or Class B shares had been converted by the holders thereof into shares of common stock.

(7)      Restrictions on Cash

         The Company received a license to operate an HMO on March 22, 1999, which eliminated certain restrictions on its use of cash proceeds from its 1995-1996 stock offering. The Company returned its license to operate an HMO in October, 1999 as discussed in Item 2. "Management's Discussion and Analysis or Plan of Operation".

Item 2. Management's Discussion and Analysis or Plan of Operation.

         As discussed in Item 2. "Management's Discussion and Analysis or Plan of Operation," in the Company's Form 10-QSB for the fiscal quarter ended June 30, 1999, and in the Company's Current Reports on Form 8-K dated October 13, 1999 and October 24, 1999, incorporated herein by reference, during the second and third quarter of 1999 Physicians Care PPO, Inc., the Company's preferred provider organization, which is its sole revenue generating subsidiary (the "PPO"), incurred significantly larger underwriting losses than anticipated. These losses, which were primarily the result of higher than expected utilization of health care services by a select number of employer groups, continued in the third quarter of 1999. As a result of these losses, the PPO's external cash requirements materially exceeded its internally generated cash by an amount in excess of its ability to borrow or to access the capital markets. The Company was unable to enter into any definitive arrangements to provide it with the additional capital it needed to fund its internal cash requirements.

         Pennsylvania managed care laws require that the PPO possess a minimum net worth of at least $1,175,000 or its license may be revoked. The PPO had a net deficit at September 30, 1999 of $2,952,000. Consequently, the PPO's net worth declined below that required by Pennsylvania managed care laws.

         On October 13, 1999, the Company met with the Pennsylvania Department of Insurance (the "Department") so that satisfactory arrangements could be made to achieve a timely and orderly cessation of the PPO's business, including the placing of subscribers with other insurance providers. Although the Department had the authority to seek a rehabilator to manage the PPO's day-to-day operations, it then advised the Company that it had until October 25, 1999 to continue to remain in control in order to wind up the PPO's affairs and also to seek additional sources of funding. The Department indicated that after that date if would assess the PPO's financial condition, and, if no additional sources of funding were obtained, the Department would seek an order from the Commonwealth Court of Pennsylvania (the "Court") appointing a liquidator for the PPO.

         The Company was attempting to obtain additional capital from the Pennsylvania Medical Society ("PMS") by the October 25, 1999 deadline set by the Department. However, the Company and PMS were unable to come to a definitive arrangement regarding the provision of additional capital.

         Consequently, on October 24, 1999 the PPO consented to the entry of an order of liquidation from the Court which placed the PPO under the control of the Department and, among other things, revoked the PPO's license, appointed a rehabilator and/or liquidator for the PPO, discharged the PPO's employees, officers and directors, enjoined the PPO from transacting any further business and ordered that the PPO be dissolved. On October 26, 1999 the Court issued its order, which became effective on November 1, 1999.

         The Company entered into an arrangement with certain of the Blue Cross/Blue Shield plans doing business in the PPO's service area whereby these plans agreed to offer coverage without medical underwriting to all of the PPO's members effective November 1, 1999.

         Also on October 24, 1999, the Company's health maintenance organization, a subsidiary of the Company which had not yet commenced operations (the "HMO"), agreed to return its license to the Department. On November 3, 1999, the Department issued an order, amended November 8, 1999, which required the Company to transfer $1 million of the HMO's $1.5 million statutory net worth to the PPO in order to provide for the payment of outstanding claims.

         The Company has settled the claims of most of its creditors, including its landlord and equipment lessors, and its only remaining assets consist of its cash balances and a small amount of computer equipment. The Company's winding down activities are now conducted out of the private residences of its remaining employees, its Chief Executive Officer and Chief Financial Officer. Other than its remaining cash balances, the Company's assets consist solely of a small amount of computer equipment. The Company is currently developing a plan of dissolution. The plan of dissolution will require the approval of the Company's shareholders at a special meeting of shareholders to be held for that purpose. The Company is hopeful that its liquidation can be effectuated without the necessity of a bankruptcy filing. Nevertheless, no assurance can be given that the Company will not have to seek protection from its creditors under the bankruptcy laws. The Company believes that any liquidating distribution to its shareholders would be extremely unlikely.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         In a Current Report on Form 8-K, dated October 13, 1999, the Company reported under Item 5, "Other Events," its worsening financial condition and the outcome of its meetings with the Pennsylvania Department of Insurance.

         In a Current Report on Form 8-K, dated October 24, 1999, the Company reported under Item 5, "Other Events," the placement of its preferred provider organization under the control of the Pennsylvania Department of Insurance and the return of the Company's HMO license to the Pennsylvania Department of Insurance.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be filed on its behalf be the undersigned, thereunto duly authorized:

                                   Pennsylvania Physician Healthcare Plan, Inc.
                                   (Registrant)

Date:    December 28, 1999         By:/s/ Richard A. Felice
         -----------------            ------------------------------------------
                                      Richard A. Felice, President and Chief
                                      Executive Officer


Date:    December 28, 1999         By:/s/ T. Clark Phillip
         -----------------            ------------------------------------------
                                      T. Clark Phillip, Treasurer and Chief
                                      Financial Officer